Form 10-Q
period 1996-06-30
GEORGIA BANCSHARES INC /GA/
filed 1996-08-15
CIK 944169

              									US SECURITIES AND EXCHANGE COMMISSION
                             	WASHINGTON, DC 20549


  X	Quarterly report under Section 13 or 15(d) of the Securities Exchange
                             Act of 1934

             				For the quarterly period ended June 30, 1996

   Transition report under Section 13 or 15(d) of the Securities Exchange
                             Act of 1934

        					 From the transition period from          to



   						             	Commission file number -   33-90742

               						        GEORGIA BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Georgia           							                   58-2176047
(State or Other Jurisdiction                (IRS Employer Identification No.)
	of Incorporation)

                									3333 Lawrenceville Highway
                           Tucker, Georgia 30084
                (Address of Principal Executive Officers)

                             (770) 491-3333
              (Issuers Telephone Number, Including Area Code)


  Check whether the issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 	Yes    X     No

            	Common stock, par value $4 per share:  584,228 shares
	                       outstanding as of July 10, 1996


Traditional Small Business Disclosure Format:

                               	Yes    X     No

	                           GEORGIA BANCSHARES, INC.

                                	AND SUBSIDIARY


                                     	INDEX

                                                        				Page No.

  Part 1:	Financial Information
         	Item 1.	Financial Statements

         	Consolidated Balance Sheets (unaudited)
          June 30, 1996, and December 31, 1995                 2

       			Consolidated Statements of Earnings
          (unaudited) for the Six Months Ended
          June 30, 1996 and 1995                               3

       			Consolidated Statements of Cash Flows
          (unaudited) for the Six Months Ended
          June 30, 1996 and 1995                               4

       			Notes to Consolidated Financial Statements
          (unaudited)		                                        5

          Item 2. Managements Discussion and Analysis
          of Financial Condition and Results of Operations     6

  Part II.	Other Information		                                 8

Part 1:	Financial Information

Item 1:  Financial Statements

                        						GEORGIA BANCSHARES, INC.

                                  AND SUBSIDIARY

                             Consolidated Balance Sheet

                         June 30, 1996 and December 31, 1995
                                     (Unaudited)

                                      	Assets

                                                June 30,        December 31,
                                         				      1996      	       1995

Cash and due from banks	                     $  1,617,911	     $  1,253,113
Interest bearing deposits with other banks       	299,000	          299,000
Federal funds sold                             	4,680,000         3,072,282
Investment securities available for
  sale (amortized 	cost of $14,603,617)        14,300,160	       13,831,746
Loans				                                      27,814,571	       25,621,909
Less:  Allowance for loan losses	                 449,505           401,430
Loans, net			                                  27,364,066	       25,220,479

Premises and equipment, net	                    1,970,302	        1,958,272
Accrued interest receivable and other assets  	 1,785,793	        1,754,276
					                                         $52,017,202	      $47,389,168


                        Liabilities and Stockholders Equity

Liabilities:
		Deposits:
			 Noninterest-bearing                       $ 7,517,314       $ 7,430,943
			 Interest-bearing	                          38,357,190	       34,035,272
			   		Total deposits 	                       45,874,504        41,466,215
			 Accrued interest payable and
			  	other liabilities	                          394,224	          193,256
					   Total liabilities 	                   $46,268,728	      $41,659,471
Stockholders equity:
		Common stock, $4 par value; authorized
			 3,000,000 shares; issued and outstanding
		 	584,228 shares	                             2,336,912         2,336,912
		Capital surplus	                              3,536,659         3,536,659
		Accumulated deficit	                            169,088	     (     56,684)
		Unrealized loss on investment securities,
   			 net of tax	                               (294,185)	    (     87,190)

					Total stockholders equity                  5,748,474         5,729,697

                                        						$52,017,202	      $47,389,168


See accompanying notes to consolidated financial statements.

                             GEORGIA BANCSHARES, INC.

                                  AND SUBSIDIARY

                          Consolidated Statements of Income
     For the Three Months and the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
					                            1996		         1995	  	  1996        1995
Interest income:
	 Loans				                   $ 721,891	  	$  616,601		$ 1,427,157		$1,202,437
	 Investment securities		       224,043       166,432      440,176		   337,616
	 Interest on interest bearing
     deposits		                   5,387         6,548       10,172		    16,456
	 Federal funds sold		           48,290        57,050		     88,380      86,313
		      Total interest income   999,611       846,631   	1,965,885   1,642,822
Interest expense:
	 Demand deposits	               50,460        42,199		     99,092		    85,174
	 Savings deposit		              54,519        70,275		    108,836		   155,401
	 Time deposits		               338,806       256,185		    674,715		   441,830
	 Other				                         550         1,597        1,494       3,189

	Total interest expense		       444,335		     370,256	     884,137     685,594

 		Net interest income	         555,276       476,375		  1,081,748		   957,228

Provision for loan losses		      21,000		      31,400       46,500      64,400

 		Net interest income after
     provision for loan losses  534,276 		     444,975   1,035,248     892,828

Other income:
 	Service charges on deposit
     accounts		                  67,586		       59,994		   136,435		   120,550
 	Other operating income	        13,993		       20,495		    28,123		    31,510

     		Total other income		      81,579 		      80,489	    164,558     152,060

Other expense:
 	Salaries and other personnel
   expense		                     208,994 		    171,535		   412,932		   365,189
	 Net occupancy and equipment
   expense		                      80,458		      75,200		   154,984		   135,323
 	Other operating expense	       131,667 	     118,311     256,665     240,895

    		Total other expense		      421,119	    	 365,046	 	  824,581 	   741,407

Earnings before income taxes  	 	194,736		     160,418		   375,225		   303,481

Income tax expenses		             63,591		          -		    120,239         --


Net Earnings		               $   131,145		   $ 160,418		 $ 254,986 	$  303,481

Earnings per common share
  based on average outstanding
  shares of 584,228 in 1996
  and 1995                  $       .23 		   $    .27 		 $    .44 	 $     .52

See accompanying notes to consolidated financial statements

                             GEORGIA BANCSHARES, INC.

                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

       			  				                               Six Months Ended June 30,
			   	   			                                   1996      	         1995

Cash flows from operating activities:
	  Net earnings			                          $  	254,986		       $  303,482
	  Adjustments to reconcile net earnings
     to net 	cash provided by operating
     activities:
		 Provision for loan losses	         	          46,500             64,400
		 Deferred Tax Benefits		                   (  122,147)		               -
 		Depreciation, amortization and accretion	     87,604             63,211
	Change in assets and liabilities:
 		Prepaid expenses and other assets		           78,946		       (      113)
	 	Accrued expenses and other liabilities		     200,968		          189,852

			Net cash provided (used) by operating
      activities	                               546,857            620,832


Cash flows from investing activities:
	Proceeds from sales, maturities and
    paydowns ofinvestment securities		        2,830,152 		       1,540,756
	Purchases of investment securities		       ( 3,507,566)		      (1,300,375)
	Net change in interest-bearing deposits
    in other banks				                                             497,000
	Net increase in loans		                    ( 2,190,087)		      (1,865,775)
	Purchases of premises and equipment		      (    85,916)		    (      7,143)
			Net cash provided (used) by investing
     activities		                           ( 2,953,417)		    (  1,135,537)

Cash flows from financing activities:
	Net change in deposits		                      4,408,289       		5,358,028
	Dividends paid			                          (     29,213)		              -
			Net cash provided (used) by financing
      activities	 	                            4,379,076	     	  5,358,029

	Net increase (decrease) in cash and
      cash equivalents		                       1,972,516		       4,842,323

Cash and cash equivalents at beginning
     of period 		                              4,325,395    	    3,551,162
Cash and cash equivalents at end
    of period		                              $ 6,297,911		     $ 8,393,485

Supplemental cash flow information:
	      Cash paid for interest				            $   669,808       $   489,128


See accompanying notes to consolidated financial statements.

                             GEORGIA BANCSHARES, INC.

                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)	Basis of Presentation

The financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.


(2)	Adoption of Stock Option Plans

On May 23, 1996, the Board of Directors and Georgia Bancshares, Inc. shareholders of approved an Employee Incentive Stock Option Plan ("Employee Plan") and a Directors Stock Option Plan ("Directors"). The plans provide for the issuance and sale of up to 40,000 shares of Company Common Stock pursuant to terms of the Employee Plan and up to 40,000 shares of Company Common stock pursuant to the Directors Plan.

                           GEORGIA BANCSHARES, INC.

                               AND SUBSIDIARY

Item 2.	         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

                 For each of the Six Months in the Periods Ended
                           June 30, 1996 and 1995

                             Financial Condition

Total assets at June 30, 1996, were $52,0177,202, representing a $4,628,034 (9.77%) increase from December 31, 1995. Deposits increased $4,408,289 (10.63%) from December 31, 1995, the majority of the growth has been in certificates of deposits. Loans increased $2,192,662 (7.88%) since December 31, 1995. The growth in loans is considered strong, however, the deposits grew at a greater rate and the excess liquidity was invested in securities and federal funds. Investment securities at June 30, 1996, were $14,300,160, reprsenting an increase of $468,414 (3.27%). The allowance for loan losses at June 30, 1996 totaled $449,505, representing 1.57% of total loans compared to December 31, 1995, totals of $401,430 also representing 1.57% of total loans. Cash and cash equivalents were $6,297,911 at June 30, 1996, an increase of $1,972,516 from December 31, 1995. The majority of cash equivalents were invested in federal funds.

There were no nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days at June 30, 1996.

The Bank was most recently examined by its primary regulatory authority in March 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.


Results of Operations

Net interest income for the first six months of 1996 was $1,081,748, an increase of $124,520 (13.01%) compared to the same period for 1995.
Interest income for the first six months of 1996 was $1,965,885, representing an increase of $323,063 (19.67%) over the same period in 1995. The growth in interest income was primarily due to the increase in funds available for loans and investments. Interest expense for the first six months of 1996 increased $198,543 (28.96%) compared to the same period in 1995. The growth in interest expense was greater than interestincome primarily due to the types of investments available and a shift toward certificates of deposits in the deposit mix.

The provision for loan losses for the first six months of 1996 decreased $17,900 compared to the same period for 1995. The decrease is primarily attributable to a slower level of loan growth and the level of the allowance for loan losses in relationship to total loans. It is managements belief that the allowance for loan losses is adequate to absorb probably losses in the portfolio.

Other expenses for the first six months of 1996 increased $83,174 (11.22%) compared to the first six months in 1995. This increase is primarily attributable to an increase in salary and personnel expenses of approximately $47,743 associated with the increase in personnel to accomodate growth and merit increases and an increase of $19,661 in net occupancy and equipment expense related to general increases in insurance, repairs and maintenance, and utilities.

                           GEORGIA BANCSHARES, INC.

                              AND SUBSIDIARY


Item 2.		Management's Discussion and Analysis of Financial Condition
              and Results of Operations (continued)

          For Each of the Six Months in the Periods Ended
                       June 30, 1996 and 1995



Capital

The following tables present the Bank's regulatory capital position at June 30, 1996:

Risk-Based Capital Ratios

Tier l Tangible Capital	                                   17.8%
Tier I Tangible Capital minimum requirement	                4.0%

Excess	                                                    13.8%

Total Capital                                              19.5%
Total Capital minimum requirement	                          8.0%

Excess									                                            11.5%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets
("Leverage Ratio")                                         12.3%

Minimum leverage requirement                        						  3.0%

Excess                                                      9.3%

                           GEORGIA BANCSHARES, INC.

                                AND SUBSIDIARY


PART II:	OTHER INFORMATION

Item 1.  Legal Proceedings

	None

Item 2.  Changes in Securities

	None

Item 3.  Defaults Upon Senior Securities

	None

Item 4.  Submission of Matters to a Vote of Security-Holders

	None

Item 5.  Other Information

	None

Item 6.  Exhibits and Reports on Form 8-K.

	None.

The following Exhibits are filed with or incorporated by reference in this Report as indicated below:

2     	Plan and Agreement of Reorganization as of February 16, 1995, by and
       among the Bank, Interim and the Company (incorporated by reference from Appendix A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, Commission File No. 33-90742, filed with the Commission on March 31, 1995 (the "S-4 Registration Statement").

3.1	   Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to a S-4 Registration Statement).

3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the S-4 Registration Statement).

4	     Form of Certificate representing shares of the $4.0-0 par value common stock of the Company (incorporated by reference from Exhibit
       4.1 to the S-4 Registration Statement).

21	    List of Subsidiaries of the Company (incorporated by reference from
       Exhibit 21 to the Form 8-K, Commission File No. 33-90742, filed with the Commission on August 18, 1995.

                            GEORGIA BANCSHARES, INC.

                                AND SUBSIDIARY


SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            						GEORGIA BANCSHARES, INC.


	 																															 By:  /s/ Ted A. Murphy
                                							Ted A. Murphy, President



                            						Date:  August 12, 1996