Form 10QSB
period 1996-09-30
GEORGIA BANCSHARES INC /GA/
filed 1996-11-14
CIK 944169

                     	US SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

  _X_  Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

	            For the quarterly period ended September 30, 1996

  ___  Transition report under Section 13 or 15(d) of the Securities Exchange
                          		       Act of 1934

	            For the transition period from ___________ to ______________



                     	Commission file number - 33-90742

      	                     GEORGIA BANCSHARES, INC.
        	(Exact Name of Small Business Issuer as Specified in Its Charter)

  	                Georgia                             58-2176047
	      (State or Other Jurisdiction      	(IRS Employer Identification No.)
              of Incorporation)

                        	3333 Lawrenceville Highway
                          Tucker, Georgia  30084
                  (Address of Principal Executive Offices)

                       	     (770) 491-3333
	            (Issuer's Telephone Number, Including Area Code)


	Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             	Yes  X   No

          	Common stock, par value $4 per share:  584,228 shares
                 	outstanding as of November 6, 1996

                Traditional Small Business Disclosure Format:

                             	Yes  X   No

                       	GEORGIA BANCSHARES, INC.
                            AND SUBSIDIARY

                                 	INDEX

                                                               			Page No.
Part I:  Financial Information

     Item 1.	Financial Statements

           		Consolidated Balance Sheets (unaudited) September 30,
             1996 and  (unaudited) December 31, 1995	                    	2

             Consolidated Statements of Income (unaudited) for
             the Three Months and the Nine Months Ended
             September 30, 1996 and 1995                                  3

            	Consolidated Statements of Cash Flows (unaudited)
             for the Nine Months Ended September 30, 1996
             and 1995                                                    	4

           		Notes to Consolidated Financial Statements (unaudited)     		5

	    Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        		6

Part II: Other Information                                              		8

Part I: Financial Information
Item 1.  Financial Statements

                         	GEORGIA BANCSHARES, INC.
                               AND SUBSIDIARY

                        	Consolidated Balance Sheet
                	September 30, 1996 and December 31, 1995
                              	(Unaudited)

             	Assets
                                       					  September 30, 	   December 31,
					                                            1996  	            1995

Cash and due from banks     	               $  2,625,232         	1,253,113
Interest bearing deposits with other banks	           -		           299,000
Federal funds sold	                            5,516,000        		3,072,282
Investment securities available for sale
 (amortized cost of $14,678,753)    	         14,376,329      		 13,831,746
Loans	    			                                 27,741,126	       	25,621,909
Less:	Allowance for loan losses	                 474,949       	   	401,430
				  Loans, net	                             27,266,177        	25,220,479

Premises and equipment, net	                   2,787,096        		1,958,272
Accrued interest receivable and
   other assets	                               1,771,956        		1,754,276

                                            $ 54,342,790        	47,389,168

	Liabilities and Stockholders' Equity
Liabilities:
Deposits:
	Noninterest-bearing                       $    7,384,494       		7,430,943
	Interest-bearing	                             40,604,983        34,035,272
  			Total deposits	                           47,989,477      		41,466,215
Accrued interest payable and
   other liabilities	                             523,315	         	193,256
			Total liabilities	                          48,512,792      		41,659,471
Stockholders' equity:
	Common stock, $4 par value; authorized
		3,000,000 shares; issued and outstanding
		584,228 shares	                               2,336,912	       	2,336,912
	Capital surplus	                               3,536,659       		3,536,659
	Accumulated deficit	                             249,972	         	(56,684)
	Unrealized loss on investment securities,
   net of tax	                                   (293,545)	     	   (87,190)

				Total stockholders' equity	                 5,829,998 	     	 5,729,697

                                					        $ 54,342,790		      47,389,168

See accompanying notes to consolidated financial statements.

                      GEORGIA BANCSHARES, INC.
                        AND SUBSIDIARY
	                Consolidated Statements of Income
	For the Three Months and the Nine Months Ended September 30, 1996 and 1995
                             	(Unaudited)
					                          Three Months                Nine Months
 					                             Ended	              	     Ended
				                          	1996	        1995      	1996	       1995
Interest income:
	Loans		                 $	  729,630      671,654 		2,156,787	   1,874,091
	Investment securities       234,828     	202,174    	675,004     	539,790
	Interest on interest
   bearing deposits            		550      	 5,034     	10,722	      21,490
	Federal funds sold	         	73,805      	69,645    	162,185     	155,958
		Total interest income	  	1,038,813	     948,507  	3,004,698	   2,591,329
Interest expense:
	Demand deposits	            	58,059      	55,281	    157,151     	140,455
	Savings deposits           		53,881      	59,317    	162,717     	214,718
	Time deposits		             342,151     	308,350   1,016,866     	750,180
	Other	                        		(91)       1,605     	 1,403       	4,794
			Total interest expense	   454,000   	  424,553	  1,338,137    1,110,147
			Net interest income		     584,813     	523,954  	1,666,561   	1,481,182
Provision for loan losses	   	25,500     	 36,000     	72,000	     100,400
			Net interest income
    after provision for
			  loan losses		           559,313    	 487,954  	1,594,561   	1,380,782

Other income:
	Service charges on
   deposit accounts         		69,004      	61,493     205,439     	182,043
	Net gain (loss) on
   securities transactions		       -          	 -          	-          	 -
	Other operating income	      	25,029      	3,447     	53,152	      34,957
			Total other income		        94,033 	    64,940    	258,591	     217,000
Other expense:
	Salaries and other
   personnel expense	        	224,535    	191,921    	637,467     	557,110
	Net occupancy and
   equipment expense	         	76,040     	71,202    	231,024     	206,525
      Other operating expense	145,996    	132,697    	402,661	     373,592
			Total other expense	 	     446,571  	  395,820   1,271,152    1,137,227
		    Earnings before
        income taxes	       	 206,775   	 157,074    	582,000    	 460,555

Income tax expenses	          	67,470	          -    	187,710            -

  			Net earnings	         $	 139,305   	 157,074    	394,290    	 460,555

Earnings per common share
 based on average outstanding
 shares of 584,228 in 1996
	and 1995	                 $      .23         .27         .67          .79


See accompanying notes to consolidated financial statements.

                      GEORGIA BANCSHARES, INC.
                        AND SUBSIDIARY
              	Consolidated Statements of Cash Flows
     	For the Nine Months Ended September  30, 1996 and 1995
                         	(Unaudited)
                                       				   	       Nine Months Ended
             					                                       September 30,
   	    			                                           	1996	         1995

Cash flows from operating activities:
	Net earnings	                                      	$	394,290      	460,555
		Adjustments to reconcile net earnings to net
			cash provided by operating activities:
				Provision for loan losses                         		72,000	      100,400
				Depreciation, amortization and accretion    	     	140,162      	130,327
				Deferred Tax Benefits	                           	(127,209)           	-
				Loss on sale of other real estate		                  3,672            	-
				Change in assets and liabilities:
					Interest receivable	                             	(12,375)     	(72,780)
					Interest payable	                                	297,328	      302,428
					Prepaid expenses and other assets	                	30,681      	(25,262)
					Accrued expenses and other liabilities             32,731      	 49,611
						Net cash provided (used) by operating
						  activities		                                   831,460     	 945,279
Cash flows from investing activities:
	Proceeds from sales, maturities and paydowns of
 		investment securities	                          	3,352,968     	1,944,726
	Purchases of investment securities  	  	          (4,107,566)   	(4,204,735)
	Net change in interest-bearing deposits
   in other banks	                                   	299,000	       496,000
 Net increase in loans                           		(2,117,698)   	(3,090,942)
	Proceeds from sale of other real estate		             66,757            	 -
	Purchases of premises and equipment		               (944,712)      	(19,312)

						Net cash provided (used) by investing
						   activities                              		(3,451,251)   	(4,874,263)

Cash flows from financing activities:
		Net change in deposits	                          	6,523,262     	6,635,903
		Dividends declared	                              	 (87,634)              -
							Net cash provided (used) by financing
						  activities	                                	6,435,628     	6,635,903

Net increase (decrease) in cash and
  cash equivalents		                                3,815,837     	2,706,919

Cash and cash equivalents at beginning
  of the period		                                   4,325,395     	3,551,162

Cash and cash equivalents at end of period       	$	8,141,232     	6,258,081
Supplemental cash flow information:
	Cash paid for interest                          	$	1,040,809       	807,719
 Transfer from loans to other assets	            $	    11,486              -
 Change in unrealized loss on securities
	  available for sale, net of tax                  	$	206,355      	(226,633)

See accompanying notes to consolidated financial statements.

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

(2)	Name Change and Branch Opening
    The registrant's wholly owned Georgia bank subsidiary, DeKalb State Bank, has changed its name effective September 16, 1996 to "Community Bank of Georgia". The name was changed to facilitate expansion outside of DeKalb County. The Bank opened a branch office in Lilburn, Georgia on October 1, 1996. The Bank has invested approximately $850,000 to purchase, renovate and equip a single story building with approximately 2,800 square feet of usable floor space for the new branch office.

                       GEORGIA BANCSHARES, INC.
                           AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations

                	For Each of the Nine Months in the Periods Ended
	                        September 30, 1996 and 1995


Financial Condition

	Total assets at September 30, 1996, were $54,342,790, representing a $6,953,622 (14.67%) increase from December 31, 1995. Deposits increased $6,523,262 (15.73%) from December 31, 1995, the majority of the growth has been in interest bearing demand deposits and certificates of deposits. Loans increased $2,045,698 (8.11%) since December 31, 1995. The growth in loans is lower than in the nine month period ending September 30, 1995. The deposits grew at a greater rate and the excess liquidity was invested in investment securities and federal funds. Investment securities at September 30, 1996, were $14,376,329, representing an increase of $544,583 (3.94%). Cash and cash equivalents were $8,141,232 at September 30, 1996, an increase of $3,815,837 from December 31, 1995. As of September 30, 1996, $5,516,000 was invested in federal funds.

	The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased $56,480 from $9,701 at December 31, 1995 to $66,181 at September 30, 1996. There were no related party loans which were considered nonperforming at September 30, 1996.

	The Bank was most recently examined by its primary regulatory authority in July 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Results of Operations

	Net interest income for the first nine months of 1996 was $1,594,561, an increase of $213,779 (15.48%) compared to the same period for 1995. The net interest margin for the nine months ending September 30, 1996 was 4.37%, a decline from 4.54% for the same period in 1995. The decline was due to the reduction of interest rates in late 1995 and early 1996. Interest income for the first nine months of 1996 was $3,004,698, representing an increase of $413,369 (15.95%) over the same period in 1995. The growth in interest income was primarily due to the increase in funds available for loans and investments. Interest expense for the first nine months of 1996 increased $227,990 (20.54%) compared to the same period in 1995. The growth in interest expense was greater than interest income primarily due to the types of investments available and the increase in deposits concentrated in interest bearing demand deposits and certificates of deposits.

	The provision for loan losses for the first nine months of 1996 was $72,000 compared to $100,400 for the same period for 1995. The decrease is primarily attributable to reduction in loan growth and the level of the reserve for loan losses in relationship to total loans. The allowance for loan losses at September 30, 1996 totaled $474,949, representing 1.71% of total loans compared to December 31, 1995 totals of $362,141 representing 1.45% of total loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adeqyacy of the allowance for loan losses. This analysis includes a review of delinquent loans, trends, actual losses and internal credit ratings.
 Management's judgement to the adequacy of the allowance is based upon a number of assumptions and future events which it believes to be reasonable. However, because of the inherent uncertainty of assumptions during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

 Other income for the first nine months of 1996 was $258,591, an increase of $41,591 (19.17%) compared to the same period in 1995. The increase in service charges on deposit accounts is due to an increase in the number of accounts and deposit activity which totaled $23,393. The remaining increase in income was due to cash value life insurance income and surcharging foreign customers for utilizing the Bank's automated teller machines.

                GEORGIA BANCSHARES, INC.
                      AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations - (continued)

       	For Each of the Nine Months in the Periods Ended
	                September 30, 1996 and 1995


	Other expenses for the first nine months of 1996 increased $133,925 (11.78%)
 compared to the first nine months in 1995. This increase is primarily attributable to an increase in salary and personnel expenses of approximately $80,357 associated with the increase of personnel needed to accommodate growth, merit increases, and an increase of $24,499 in net occupancy and equipment expense related to general increases in insurance, repairs and maintenance, and utilities.

	Income tax expense for the first nine month period ending September 30, 1996 was $187,710. The Company is expects to utilize the entire net operating loss carryover for federal income tax purposes during 1996.


Capital

	The following tables present the Bank's regulatory capital position at September 30, 1996:

	Risk-Based Capital Ratios


	Tier 1 Tangible Capital                                         	17.9%
	Tier 1 Tangible Capital minimum requirement	                      4.0%

	Excess                                                          	13.9%

	Total Capital	                                                   19.2%
	Total Capital minimum requirement	                                8.0%

	Excess                                                       	   11.2%


	Leverage Ratio


	Tier 1 Tangible Capital to adjusted total assets
	   ("Leverage Ratio")                                           	11.6%

	Minimum leverage requirement	                                     3.0%

	Excess                                                          	 8.6 %

                            GEORGIA BANCSHARES, INC.
                               AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None
Item 4. Submission of Matters to a Vote of Security-Holders

         None
Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.
        On September 26, 1996, the Company filed a Current Report on Form 8-K regarding the change in the name of the registrant's wholly owned subsidiary.

        The following Exhibits are filed with or incorporated by reference in this Report as indicated below:

      2 Plan and Agreement of Reorganization, dated as of February 16, 1995, by and among the Bank, Interim and the Company (incorporated by reference from Appendix A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, Commission File No. 33-90742, filed with the Commission on March 31, 1995 (the "S-4 Registration Statement")).

      3.1 Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the S-4 Registration Statement.

      3.2       Bylaws of the Company (incorporated by reference from Exhibit
                3.2 to the S-4 Registration Statement).

      4 Form of Certificate representing shares of the $4.00 par value common stock of the Company (incorporated by reference from Exhibit 4.1 to the S-4 Registration Statement).

     21 List of Subsidiaries of the Company (incorporated by reference from Exhibit 21 to the Form 8-K, Commission File No. 33-90742, filed with the Commission on August 18, 1995.

     99.2 Description of the Company Common Stock (incorporated by reference from Exhibit 99.1 to the Form 8-K, Commission File No. 33-90742, filed with the Commission on August 18, 1995).

GEORGIA BANCSHARES, INC.
AND SUBSIDIARY


	SIGNATURES



	In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       		GEORGIA BANCSHARES, INC.



                                        	By:  /s/ David L. Edgar
		                                      	David L. Edgar, CPA, Principal
		                                        Financial Officer and Principal
                                          Accounting Officer



                                        	Date:  November 13, 1996