Form 10KSB
period 1996-12-31
GEORGIA BANCSHARES INC /GA/
filed 1997-03-31
CIK 944169

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal year                             Commission file number
ended December 31                                      33-90742

                           Georgia Bancshares, Inc.
                (Name of small business issuer in its charter)
       Georgia                                            58-2176047
(State of Incorporation)                              (I.R.S. Employer
                                                   Identification No.)
3333 Lawrenceville Highway
Tucker, Georgia                                             30084
(Address of principal executive offices)                 (Zip Code)
                                  (770) 491-3333
                         (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:  Common stock, par value $4.00

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $4,493,443.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1997 was $7,302.850 based on an estimated market price of $12.50 per share, although there is no established trading market.

The number of shares outstanding of issuer's class of common stock at March 1, 1997 was 584,228 shares of common stock.

Documents Incorporated By Reference:  Portions of the Proxy
Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end are incorporated by reference into Part III.

                                 Page 1 of 61
                           Exhibit Index on Page 60

                              TABLE OF CONTENTS
                                                                      Page
                                    PART I
ITEM 1.   DESCRIPTION OF BUSINESS                                      3

ITEM 2.   DESCRIPTION OF PROPERTIES                                   11

ITEM 3.   LEGAL PROCEEDINGS                                           11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                          12

                                   PART II
ITEM 5.   MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                               13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                      14

ITEM 7.   FINANCIAL STATEMENTS                                        31

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                     59

                                   PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT                         59

ITEM 10.  EXECUTIVE COMPENSATION                                      59

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT                          60

ITEM 12.  CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS                                      60

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                            60

SIGNATURES                                                            62

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

(a)     Business Development

Georgia Bancshares, Inc. (the "Company"), Tucker, Georgia, was incorporated as a Georgia business corporation on February 15, 1995, for the purpose of becoming a bank holding company by acquiring all of the common stock of DeKalb State Bank, Tucker, Georgia. On September 16, 1996, the name of DeKalb State Bank was changed to Community
Bank of Georgia (the "Bank"). The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received
Board approval on June 21,1995, and the DBF approval on June 22, 1995. The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia
Bank Holding Company Law (the "Georgia Act") upon the acquisition of all of the Common Stock of the Bank on August 5, 1995.

The Bank currently is the sole operating subsidiary of the Company. The Bank was incorporated under the laws of the State of Georgia on May 4, 1989 for the purpose of conducting the business of commercial banking. The Bank commenced commercial banking operations on August 5, 1991.
The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

(b)    Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the main office of the Bank located at 3333 Lawrenceville Highway, Tucker, Georgia 30084. The Bank also conducts business from its branch located at 4794 Highway 29,Lilburn, Georgia30247.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around DeKalb and Gwinnett Counties, Georgia, its primary service area. The Bank offers a full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank offers a full range of commercial and personal loans. The Bank makes loans to individuals for purposes such as home mortgage financing, personal vehicles and various consumer purchases, and other personal and family needs. The Bank makes commercial loans to businesses primarily in the primary service area for purposes such as providing equipment and machinery purchases, commercial real estate purchases and working capital.

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is the principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

The Bank's loan portfolio at December 31, 1996, contains approximately 11.3% real estate construction loans, 54.8% real estate mortgage loans, 26.6% commercial loans and 7.3% consumer loans. The Bank's loan to deposit ratio at December 31, 1996 was approximately 60% with management's goal to increase this loan to deposit ratio to approximately 70% consistent with the Bank's lending practices.

The principal sources of income for the Bank are interest and fees collected on loans, interest on investment securities and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank intends to emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach will emphasize the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to- medium-size businesses in the community. All banking services will be continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful. The Bank does not currently offer trust or permissible securities services.

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, will be permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The new legislation provides that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching goes into effect as Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform
Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 1996, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 1996.

                               Capital Adequacy
                            (Dollars in thousands)

                                                       December 31, 1996
                                                   Amounts            Percent
  Leverage Ratio:
    Actual                                      $ 6,205,721             11.9%
    Minimum Required (1)                        $ 2,091,285              4.0%
  Risk-Based Capital:
  Tier 1 Capital
    Actual                                      $ 6,205,721             15.6%
    Minimum Required                            $ 1,588,920              4.0%
  Total Capital
    Actual                                      $ 6,665,104             16.8%
    Minimum Required                            $ 3,177,840              8.0%

(1) Represents the highest regular minimum requirement. Institution that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions:
(i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An
"adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, or (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1996, the Bank met the definition of a "well capitalized" institution.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized".

Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, inclucient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

Regulation of the Company. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries.
Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior approval of the DBF, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

The Riegle Community Development and Regulatory Improvement Act of
1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to the Federal Reserve Act,
Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus.
All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to
Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(g) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group. The United States Congress and the Georgia General Assembly periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted.
The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

Competition

The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently.

Moreover, many of these competitors have branch offices and other facilities in the primary service area, a competitive advantage that the Bank does not have currently. Management believes that competitive Pricing and personalized service will provide it with a method to compete effectively in the primary service area.

Employees

As of December 31, 1996, the Bank employed 26 full-time employees and 1 part-time employee. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.     DESCRIPTION OF PROPERTIES

The operations of the Company and the Bank are conducted in a bank building located at 3333 Lawrenceville Highway, Tucker, Georgia. The Bank owns the bank building and the property upon which the building is located.

The Bank's building is a traditional style, two-story, brick veneer building containing approximately 9,700 square feet on a 1.75 acre site at the intersection of Lawrenceville Highway and Cooledge Road.
The Bank's offices have six inside teller stations, three outside drive-in teller stations, a safe deposit vault and one outside automatic teller machine.

On October 1, 1996, the Bank opened its sole branch located at 4794
Highway 29 in Lilburn, Georgia.  The branch contains approximately
2,800 square feet on a 1.4 acre site. The branch has three inside teller stations, three outside drive-in teller stations, and one outside automatic teller machine.

ITEM 3.     LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1996.



      [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                  PART II

ITEM 5.     MARKET FOR ISSUER'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

As of December 31, 1996, there were approximately 715 shareholders of record of the Company's common stock. Although there is no established trading market for the Company's common stock, the Company is aware of 189 private trades during the 1996 fiscal year at prices ranging from $11.50 to $12.00 per share. The Company paid cash dividends to shareholders in the amount of $.15 per share ($87,634 in the aggregate) in the year ended December 31, 1996. The only source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that any further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.




      [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
            OR PLAN OF OPERATIONS

Introduction

The Company is a one-bank holding company providing a full range of banking services to individual and corporate customers in DeKalb and Gwinnett Counties and surrounding areas through its wholly-owned bank subsidiary, the Bank. The Bank operates under a state charter granted by the DBF and serves its customers from its main banking facility in Tucker, Georgia and its branch located in Lilburn, Georgia. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes presented in another section of this Annual Report on Form 10-KSB.

Financial Condition - 1996 vs. 1995

Total assets increased by $10,961,309 (23.1%) from December 31, 1995 to December 31, 1996. The increase is primarily due to an increase in net loans of $5,960,114 (23.6%) and in total investments of $2,038,340 (14.7%). These increases were funded by growth in deposits of $10,576,810 (25.5%) during 1996. The composition of the deposit portfolio changed significantly during 1996. During the year, the Company had significant increases in the interest-bearing demand deposits. The interest-bearing demand category increased $4,071,099 (65.0%) during 1996. The level of savings accounts continued to decline by $1,039,161 (15.7%) during 1996. Non-interest bearing deposits and certificate of deposits grew by $785,199 (10.6%) and $6,759,673 (32.0%)
respectively during 1996. Since the increase in interest-bearing deposits was offset by growth in loans, the net interest margin was not impacted significantly.

On October 31, 1996, the Bank opened a branch office in Lilburn, Georgia. The Company invested approximately $890,000 in bank premises and equipment. As of December 31, 1996, the Branch had loans and deposits totaling $797,400 and $1,083,299, respectively.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, decreased from $230,219 at December 31, 1995 to $159,964 at December 31, 1996. There were no related party loans which were considered nonperforming at December 31, 1996.

The Bank was most recently examined by its primary regulatory authority in July 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Results of Operations - 1996 vs. 1995

The results of operations of the Company is dependent on net interest income, which is the difference between interest earned on earning assets and the interest paid on interest-bearing liabilities, and the ability to minimize loan losses and to control operating expenses.

Net earnings before taxes increased by $116,178 (18.0%) to $761,565 in 1996 from $645,387 in 1995. During 1995, the Company reduced the majority of its deferred tax valuation allowance due to the utilization of net operating loss carryforwards. The reduction of the deferred tax valuation allowance increased income for 1995 by $505,071. Net earnings after taxes for 1996 was $535,457, a decrease of $419,377 compared to $954,834 in 1995. The return on average assets was 1.02% and 2.17% for the year ended December 31, 1996 and 1995, respectively.

Net interest income for 1996 was $2,292,381, an increase of $288,134 (14.4%), compared to $2,004,247 in 1995. Interest income for 1996 was $4,120,193, representing an increase of $565,949 (15.9%) in 1995. The growth in interest income was primarily due to the increase of funds available for loans and investments. During the first quarter of 1996, the prime rate dropped .50 basis points. The reduction of prime had a negative impact on interest income since approximately $16,867,000
(34.3%) of loans fluctuate based upon the prime interest rate. Interest expense for 1996 increased $277,815 (17.9%) compared to 1995. The growth in interest expense was almost equal to the growth in interest income primarily due to the significant growth of interest-bearing deposits.
 The net interest spread increased 2 basis points from 4.12% in 1995 to 4.14% in 1996. The provision for loan losses for 1996 was $90,000 compared to $126,900 in 1995. The decrease is primarily attributable to the reduction in net charge-offs. The allowance for loan losses represented approximately 1.5% of total loans as of December 31, 1996. The net amount of charge-offs was $32,047 in 1996 compared to $50,827 in 1995.
 Management believes that the level of the allowance for loan losses is appropriate based upon the Bank's portfolio and the current economic conditions.

Other income for 1996 was $373,250, an increase of $71,850 from $301,400 in 1995. The majority of the increase was due to increased fee activity on deposit accounts of $49,475 and charges such as safe deposit box rental, merchant deposit fees and ATM surcharges of $11,343.

Other expenses for 1996 was $1,814,066 an increase of $280,706 (18.3%) compared to $1,533,360 in 1995. This increase is primarily attributable to an increase in salary and personnel expenses of $165,625 associated with hiring additional staff and merit salary increases which was slightly offset by an decrease of $12,351 in net occupancy and equipment expense related to general decreases in insurance, repairs and maintenance, and utilities. Also, the Federal Deposit Insurance Corporation reduced the assessment rates that it charges banks during 1995. The reduction in premium rates caused a decrease of $38,792 in regulatory agency assessments in 1996 compared to 1995.

The Bank recognized income tax (expense) benefits of $(226,108) and $309,447 in 1996 and 1995, respectively. The Bank did not realize any income tax benefits or expenses prior to 1995. In prior years, the Bank had recorded a deferred tax valuation allowance since the realization of the deferred tax benefits was heavily dependent on future earnings. The deferred tax valuation allowance was reduced by $35,271 and $505,071, in 1996 and 1995, respectively, because it was more likely than not that future taxable income will be sufficient to realize substantially all of the tax benefits for temporary differences including loss carryfowards.

Liquidity

The Bank must maintain a certain portion of its assets in funds that are readily available to pay on deposit withdrawals and to meet expected loan demands. Additionally, the Bank maintains relationships with correspondent banks to provide lines of credit for short-term funds on an as-needed basis. Presently, the Bank has unsecured federal funds lines available from commercial banks of $1,400,000.

Cash and cash equivalents totaled $ 6,583,556 and $4,325,395 at December 31, 1996 and 1995, respectively. Total investments also increased by $2,038,340 from December 31, 1995 to December 31,
1996. Cash inflows from operations totaled $767,957 in 1996, while outflows from investing activity totaled $8,998,972 which were primarily a net increase in loans. Inflows from financing activities totaled $10,489,176 in 1996 which resulted from increases in deposits.

Capital Resources

The Bank's ratios of stockholders' equity to total assets were 10.4% and 12.1% at December 31, 1996 and 1995, respectively. The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1996, the Bank was required to have Tier I and Total Capital to "risk weighted" assets ratios of 4% and 8%, respectively. The Bank's ratios as of December 31, 1996 were 15.6% and 16.8% for Tier I and Total Capital ratios, respectively. Additionally, the Bank is required to maintain a leverage ratio of at least 3%. At December 31, 1996, the Bank's leverage ratio was 11.9%. While the current level of capital sufficiently meets the regulatory requirements, and the Bank's current and foreseeable needs, management will continue to evaluate the capital needs of the Bank.

Interest Rate Sensitivity

The objective of the Bank's asset-liability management policy is to the effect of interest rate changes on the Bank's net interest margin. The Bank has an Asset-Liability Committee consisting of certain officers and directors of the Bank. The Committee's responsibility is to monitor the policies and procedures that have been formulated to ensure the appropriate composition of the Bank's asset/liability mix in order to properly manage the interest rate risks of the Bank's balance sheet and to ensure a consistent level of profitability.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 3, 1996 that are to mature, prepay or reprice in each of the future time periods shown.
Except as stated below, the amount of assets or liabilities that mature or reprice in a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. The fixed rate loans are included in the periods in which they are anticipated to be repaid based on
scheduled maturities.   Estimates of projected repayments of loans with
specified characteristics and investment securities with callable features are presented in the period of the anticipated call. Community Bank of Georgia's savings accounts and interest-bearing demand accounts (NOW and money market accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category.

                                  At December 31, 1996
                                  Maturing or Repricing in
                                  Over       Over 1
                       Three      Months      Year
                       Months    Through      Though    Over 5
                     of  Less    1 Year      5 Years     Years         Totals
                            (Dollars in Thousands)
Interest-earning assets:
  Loans             $ 13,248      2,905       12,043       3,444       31,640
  Investment
    securities:
    Taxable            2,036      3,759        8,652       1,423       15,870
  Federal Funds Sold   5,140         --           --          --        5,140
Total Interest-earning
  assets            $ 20,424      6,664       20,695       4,867       52,650
Interest-bearing
  liabilities:
  Deposits:
    Interest-bearing
      demand          10,331         --           --          --       10,331
    Savings            5,588         --           --          --        5,588
    Time               8,586     14,073        5,249          --       27,908
Total interest-bearing
  liabilities       $ 24,505     14,073        5,249          --       43,827
Interest sensitivity
  difference per
  period             (4,081)     (7,409)       5,446       4,867
Cumulative interest
  sensitivity
  difference        $(4,081)    (11,490)       3,956       8,823
Cumulative difference to
  total assets       (6.99%)    (19.69%)       6.78%      15.12%

SELECTED STATISTICAL INFORMATION

The following section presents statistical information for the Company which supplements the financial data discussed elsewhere herein.

Index to Selected Statistical Information

Table 1               Average Balance Sheets
Table 2               Volume-Rate Analysis
Table 3               Investment Portfolio
Table 4               Loan Portfolio
Table 5               Allowance for Loan Losses
Table 6               Deposits
Table 7               Selected Financial Data






      [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Table 1
Average Balance Sheets

The table below shows the average balance sheets, including significant categories of interest-earning assets and interest-bearing liabilities for 1996 and 1995, and the average rate of interest earned or paid thereon.

                                   1996                       1995
                             Interest                       Interest
                    Average   Income/    Yield    Average    Income/  Yield
                   Balances  Expenses     Rate   Balances   Expenses   Rate
                             (Amounts are presented in Thousands

Assets:
Interest-earning assets
  Loans (including
    loan fees)     $ 27,606   $ 2,958   10.72%   $ 23,810   $ 2,557   10.74%
  Investment
    securities:
   Taxable           14,444       922    6.38%     12,085       751    6.21%
  Interest earning
    deposits            190        10    5.26%        446        26    5.83%
  Federal funds
    sold              4,311       230    5.34%      3,819       220    5.76%
Total interest
  earning assets     46,551     4,120    8.85%     40,160     3,554    8.85%
Other non-interest
 earning assets       5,720                         3,847
Total assets          5,720                         3,847

Liabilities and stockholders' equity:
Interest bearing liabilities:
  Deposits:
    Interest bearing
      demand and
      savings      $ 14,953   $   441    2.95%   $ 14,503   $   467    3.22%
    Time             23,821     1,386    5.81%     18,217     1,075    5.90%
    Other borrowing      37         1    2.70%         78         8    0.26%
Total interest
  bearing
  liabilities        38,811     1,828    4.71%     32,798     1,550    4.73%
Other non-interest
  bearing liabilities 7,660                         6,190
Stockholders' equity  5,800                         5,019
Total liabilities
  and stockholders'
  equity             52,271                        44,007

Table 1
Average Balance Sheets - Continued

                                   1996                       1995
                             Interest                       Interest
                    Average   Income/    Yield    Average    Income/  Yield
                   Balances  Expenses     Rate   Balances   Expenses   Rate
                             (Amounts are presented in Thousands

Excess of interest
  earning assets
  over interest bearing
  liabilities       $ 7,740                        $ 7,362
Ratio of interest
earning assets to
 interest bearing
liabilities         119.94%                        122.45%
Net interest income              2,292               2,004
Net interest spread                      4.14%                         4.12%
Net interest yield on
  interest bearing assets                4.92%                         4.99%

Nonaccrual loans and the interest which was recorded on these loans (both prior and subsequent to the time loans were placed on nonaccrual status, if any) are included in the yield calculation for all loans in all periods reported.

Table 2
Volume-Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest
-bearing liabilities for 1996 over 1995.

                                       1996 over 1995
                             Increase (decrease) due to changes in:
                              (Amounts are presented in thousands)
                                  Volume             Rate               Total
Interest income on:
  Loans (including
  loan fees)                      $ 406               (5)                 401
  Investment securities:
    Taxable                         150               21                  171
  Federal funds sold                 26              (16)                  10
  Interest on deposits
    in Banks                        (14)              (2)                 (16)
    Total interest-
      earning assets              $ 568               (2)                 566

Interest expense on:
  Deposits:
    Interest-bearing demand
      and savings                 $  13              (39)                 (26)
    Time                            327              (16)                 311
  Other borrowings                   (7)              --                   (7)
    Total interest-
       bearing liabilities        $ 333              (55)                 278

Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 2
Volume-Rate Analysis, Continued

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1995 over 1994.

                                       1995 over 1994
                             Increase (decrease) due to changes in:
                              (Amounts are presented in thousands)
                                  Volume             Rate               Total
Interest income on:
  Loans (including
  loan fees)                      $  33              540                  573
  Investment securities:
    Taxable                         118               65                  183
  Federal funds sold                 32               51                   83
  Interest on deposits
    in Banks                         (2)               3                    1
    Total interest-
      earning assets              $ 181              659                  840

Interest expense on:
  Deposits:
    Interest-bearing demand
      and savings                 $ (82)              (4)                 (86)
    Time                            368              158                  526
  Other borrowings                   (1)               3                    2
    Total interest-
       bearing liabilities        $ 333              (55)                 278

Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

 Table 3
Investment Portfolio

The following table presents the investments by category at December 31,1996 and 1995 (amounts are represented in thousands):

                                 1996                1995

                               Amortized     Estimated  Amortized     Estimated
                                 Costs      Fair Value   Costs        Fair Value
U.S. Treasury                 $   1,415         1,413      1,409        1,415
U.S. Government agencies         12,457        12,388     10,160       10,200
Mortgage-backed securities        2,100         2,069      2,233        2,216
  Totals                      $  15,972        15,870     13,802       13,831

The amortized costs and weighted average yields for investments at
December 31, 1996 are shown below (amounts are represented in thousands):
                                                                        Weighted
                                  U.S.         U.S.      Mortgage       Average
                               Treasury       Agencies    Backed        Yields
Within 1 year                   $   100           332        180        5.58%
After 1 through 5 years           1,315         7,876        639        6.40%
After 5 through 10 years            --          3,349        687        6.75%
After 10 years                      --            900        594        6.61%
  Totals                        $ 1,415        12,457      2.100        6.57%

Table 4
Loan Portfolio

The following table presents loans by type at the end of 1996 and 1995 (amounts are presented in thousands):
                                                             December 31
                                                     1996              1995
Commercial, financial and agricultural            $   8,423             6,684
Real estate - construction                            3,597             3,018
Real estate - mortgage                               17,331            13,408
Installment loans to individuals                      2,289             2,512
                                                  $  31,640            25,622

As of December 31, 1996, the maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                 Commercial,
                   Financial
                    and      Real Estate Real Estate
  Maturity      Agricultural Construction   Mortgage    Consumer   Total

Within 1 yr          $ 3,937      3,316        1,908         893       10,054
1 to 5 yrs             3,063        281        1,704       1,396        6,444
After 5 yrs            1,423         --       13,719          --       15,142
Totals               $ 8,423      3,597       17,331       2,289       31,640

Table 4
Loan Portfolio, Continued

As of December 31, 1996, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows (amounts are presented in thousands):

                                           Fixed        Variable
                                      Interest Rates  Interest Rates   Total
Commercial, financial
  and agricultural:

  Less than one year                       $   948         2,989        3,937
  1 to 5 years maturity                        796         2,267        3.063
  After 5 years maturity                     1,101           322        1,423
                                             2,845         5,578        8,432
Real estate - construction:

  Less than one year                            --         3,316        3,316
  1 to 5 years maturity                         --           281          281
  After 5 years maturity                        --            --           --
                                                --         3,597        3,597

Real estate - mortgage:

  Less than one year                           305         1,603        1,908
  1 to 5 years maturity                      1,615            89        1,704
  After 5 years maturity                       712        13,007       13,719
                                             2,632        14,699       17,331

Consumer:

  Less than one year                           647           246          893
  1 to 5 years maturity                      1,389             7        1,396
  After 5 years maturity                        --            --           --
                                             2,632        14,699       17,331
  Totals                                   $ 7,513        24,127       31,640

Table 4
Loan Portfolio, Continued

The following summarizes past due and non-accrual loans and other real estate as of December 31, 1996 and 1995 (amounts are presented in thousands):
                                                       1996              1995
Other real estate and repossessions                   $ 148               221
Accruing loans 90 days or more past due                  --                --
Non-accrual loans                                        11                10


A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Table 5
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses (amounts are presented in thousands):
                                                          December 31
                                                       1996              1995
Balance at beginning of year                          $ 401               325
Charge-offs:
  Commercial, financial and agricultural                 10                --
  Real estate                                            40                --
  Installment loans to individuals                       --               --
    Total Charge-offs                                    50                71
Recoveries:
Commercial, financial and agricultural                   11                20
  Real estate                                            --                --
  Installment loans to individuals                        7                --
    Total Recoveries                                     18                20
      Net Charge-offs                                    32                51
      Additions charged to operations                    90               127
      Balance at end of year                          $ 459               401

Ratio of net charge-offs
  during the period to average
  loans outstanding during the
  period                                               .12%              .21%

Management's policy is to assign a risk rating based upon underlying collateral, the borrower's ability to repay, and the economic conditions and other factors relevant to the loan. The allowance for loan losses is provided based upon the risk ratings assigned or specific losses identified. An assessment of the adequacy of the allowance for loan losses is made monthly.

Table 6
Deposits

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table (amounts are presented in thousands):

                                            1996                1995
Amount Rate Amount Rate
Demand deposits:
Non-interest bearing           $  7,267           --%      5,844          --%
Interest-bearing demand
  and savings                    14,953         2.95%     14,503        3.22%
Time deposits                    23,821         5.81%     18,217        5.90%
  Totals                       $ 46,041                   38,564

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows (amounts are presented in thousands):

Within 3 months                                                       $ 3,507
After 3 through 6 months                                                2,209
After 6 through 12 months                                               1,801
After 12 months                                                         1,489
  Totals                                                              $ 9,006

Table 7
Selected Financial Data
(Dollars in thousands, except per share amounts)

The following represents selected financial data for the years ended
December 31, 1996, 1995 and 1994. This information should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                1996       1995        1994
Interest income                             $   4,120      3,554        2,714
Interest expense                            $   1,828      1,550        1,108
Net interest expense                        $   2,292      2,004        1,606
Provision for loan losses                   $      90        127          115
Net earnings                                $     535        955          316
Net earnings per share                      $     .92       1.63         0.54
Total average stockholders' equity          $   5,800      5,019        4,548
Total average assets                        $  52,271     44,007       38,074
Total assets at end of year                 $  58,350     47,389       39,693

Ratios:
  Net earnings to average assets                1.02%      2.17%        0.83%
  Net earnings to average stockholders'
  equity                                        9.22%     19.03%        6.95%

  Average stockholders' equity
    to average assets                          11.10%     11.41%       11.95%

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon included on the following pages are incorporated herein by reference.

                Index to Consolidated Financial Statements
                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets - December 31, 1996 and 1995.                F-2

Consolidated Statements of Earnings for the
  Years Ended December 31, 1996, 1995 and 1994                           F-3

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                           F-5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994                                 F-6

Notes to Consolidated Financial Statements -
  December 31, 1996, 1995 and 1994                                       F-8

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Georgia Bancshares, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Georgia Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    PORTER KEADLE MOORE, LLP



                                                    /s/ Porter Keadle Moore, LLP
                                                    Successor to the practice of
                                                    Evans, Porter, Bryan & Co.

Atlanta, Georgia
January 13, 1997
                              F - 1

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
                          December 31, 1996 and 1995

                     Assets
                                                      1996             1995
Cash and due from banks, including
  reserve requirements of $197,000
  and $107,000                                 $  1,443,556    	    1,253,113
Federal funds sold                                5,140,000         3,072,282
    Cash and cash equivalents                     6,583,556         4,325,395
Interest-bearing deposits in other banks                  -           299,000
Investment securities available for sale         15,870,086        13,831,746
Loans, net                                       31,180,593        25,220,479
Premises and equipment, net                       2,980,313         1,958,272
Accrued interest receivable and other assets      1,735,929         1,754,276
                                               $ 58,350,477        47,389,168

Liabilities and Stockholders' Equity
Deposits:
  Demand                                      $   8,216,142         7,430,943
  Interest-bearing demand                        10,331,424         6,260,325
  Savings                                         5,587,536         6,626,697
  Time                                           27,907,923        21,148,250
    Total deposits                               52,043,025        41,466,215
Accrued interest payable and other liabilities      211,684           193,256
    Total liabilities                            52,254,709        41,659,471

Commitments

Stockholders' equity:
  Common stock, $4 par value; authorized
    3,000,000 shares; 584,228 issued and
    outstanding                                   2,336,912         2,336,912
  Additional paid-in capital                      3,536,659         3,536,659
  Retained earnings (accumulated deficit)           391,139           (56,684)
  Net unrealized losses on securities
    available for sale, net of tax                 (168,942)          (87,190)
    Total stockholders' equity                    6,095,768         5,729,697

                                              $  58,350,477        47,389,168

See accompanying notes to consolidated financial statements.
                              F - 2

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Earnings
             For the Years Ended December 31, 1996, 1995 and 1994

                                                1996       1995         1994
Interest income:
  Interest and fees on loans              $ 2,957,699  2,557,559    1,984,269
  Interest on federal funds sold              229,793    220,168      136,513
  Interest on deposits in other banks          10,721     25,954       24,715
  Interest and dividends on
    investment securities:
      U.S. Treasuries and
        Government agencies                   785,191    524,968      318,185
      Mortgage backed securities
         and collateralized
         mortgage obligations                 136,789    225,595      249,476
      Other                                         -          -          629

        Total interest income               4,120,193  3,554,244    2,713,787

Interest expense:
  Interest-bearing demand                     227,149    196,244      136,331
  Savings                                     213,720    270,703      417,374
  Time                                      1,385,576  1,074,854      549,038
  Other                                         1,367      8,196        5,595

    Total interest expense                  1,827,812  1,549,997    1,108,338

      Net interest income                   2,292,381  2,004,247    1,605,449

Provision for loan losses                      90,000    126,900      115,000

      Net interest income after
         provision for loan losses          2,202,381  1,877,347    1,490,449

Other income:
  Service charges and fees on deposits        296,890    247,415      245,120
  Gain(loss) on sales of investment
     securities                                     -    (10,941)       1,733
  Other                                        76,360     64,926       51,805
      Total other income                      373,250    301,400      298,658

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Earnings
             For the Years Ended December 31, 1996, 1995 and 1994


                                              1996       1995         1994
Other expenses:
  Salaries and employee benefits              924,253    758,628      707,600
  Occupancy                                   265,856    278,207      254,309
  Other                                       623,957    496,525      511,260
      Total other expenses                  1,814,066  1,533,360    1,473,169
      Earnings before income taxes            761,565    645,387      315,938
  Income tax (expense) benefit               (226,108)   309,447          -
      Net earnings                        $   535,457    954,834      315,938

Net earnings per common share             $       .92       1.63          .54
Weighted average common
  shares outstanding                          584,228    584,228      584,228

See accompanying notes to consolidated financial statements.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity
             For the Years Ended December 31, 1996, 1995 and 1994
                                                             Net
                                                          Unrealized
                                                            Gains
                                                          (Losses)
                                                 Retained    On
                   Common Stock     Additional   Earnings Securities
                 Number             Paid-In   (Accumulated Available
              of Shares    Amount    Capital    Deficit)   for Sale     Total

Balance,
December 31,
  1993          584,228 $2,336,912  3,536,659  (1,327,456)         -  4,546,115
Cumulative effect
  of accounting
  change  for certain
  investment
  securities          -          -          -   	  64,320          -     64,320

Net earnings          -          -          -     315,938          -    315,938

Changes in
  unrealized gains
  (losses) on
  securities
  available for sale  -   	      -         -            -   (375,851)  (375,851)
Balance,
  December 31,
    1994        584,228  2,336,912  3,536,659  (1,011,518)  (311,531) 4,550,522

Net earnings          -          -          -     954,834          -    954,834

Changes in
  unrealized gains
  (losses) on
  securities
  available for sale  -   	      -          -           -    224,341    224,341

Balance,
  December 31,
    1995        584,228  2,336,912  3,536,659     (56,684)   (87,190) 5,729,697

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Changes in Stockholders' Equity
             For the Years Ended December 31, 1996, 1995 and 1994
                                                             Net
                                                          Unrealized
                                                            Gains
                                                          (Losses)
                                                 Retained    On
                   Common Stock     Additional   Earnings Securities
                 Number             Paid-In   (Accumulated Available
              of Shares    Amount    Capital    Deficit)   for Sale     Total

Net earnings          -          -          -     535,457          -    535,457

Dividends paid        -          -          -     (87,634)         -    (87,634)

Changes in
  unrealized gains
  (losses) on
  securities
  available for sale  -          -          -   	       -    (81,752)  	(81,752)

Balance,
  December 31,
    1996        584,228 $2,336,912 	3,536,659     391,139   (168,942) 6,095,768

See accompanying notes to consolidated financial statements.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1996, 1995 and 1994


                                              1996       1995         1994
Cash flows from operating activities:
  Net earning                              $  535,457     954,834     315,938
  Adjustments to reconcile net
    earnings to net  cash provided
    by operating activities:
      Depreciation, amortization
        and accretion                         133,724     117,284     167,340
      Deferred tax benefit                     21,664    (309,447)          -
      Provision for loan losses                90,000     126,900     115,000
      Provision for other real
        estate losses                          32,118      25,000          -
      Loss (gain) on sales of
        investment securities                       -      10,491      (1,733)
      Loss on disposal of fixed assets         11,689           -           -
      Change in:
        Accrued interest receivable
          and other assets                    (75,123)   (193,124)   (109,055)
        Accrued interest payable
          and other liabilities                18,428      (2,662)    (65,473)
        Net cash provided by
          operating activities                767,957     729,276     422,017

Cash flows from investing activities:
  Proceeds from sales, paydowns,
    and maturities of investment
   securities-HTM                                   -   1,164,938   1,317,403
  Proceeds from sales, paydowns,
   and maturities of investment
   securities-AFS                           4,076,110   3,638,302   1,390,526
  Purchases of investment
     securities-HTM                                 -           -  (3,452,963)
  Purchases of investment
     securities-AFS                        (6,207,614) (7,104,735) (1,098,594)
  Net change in interest-
    bearing deposits in other banks           299,000     496,000   (596,000)
  Net change in loans                      (6,050,114) (3,836,323) (3,526,891)

GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1996, 1995 and 1994

                                              1996       1995         1994

  Purchase of cash value life
     insurance policies                             -    (800,000)          -
  Purchases of premises and equipment      (1,183,111)   (19,222)     (28,588)
  Proceeds from other real estate sales        66,757          -            -
  Improvements to other real estate                 -    (14,098)           -
      Net cash used by investing
        activities                         (8,998,972)  (6,475,138)(5,995,107)

Cash flows from financing activities:
  Payment of dividends                        (87,634)         -            -
  Net change in deposits                   10,576,810  6,520,095    4,699,378
      Net cash provided by
        financing activities               10,489,176  6,520,095    4,699,378

Net change in cash and
  cash equivalents                          2,258,161    774,233     (873,712)
Cash and cash equivalents
  at beginning of year                      4,325,395  3,551,162    4,424,874
Cash and cash equivalents
  at end of year                          $ 6,583,556  4,325,395    3,551,162

Supplemental disclosures of cash flow information:
  Cash paid for interest                  $ 1,801,418  1,535,606    1,131,644
  Income taxes paid                       $   175,924          -            -
  Noncash investing
   and financing activities:
    Transfers from loans to
      other assets                        $         -     56,399      175,021
    Transfer of securities held to
      maturity to securities
      available for sale                  $         -  4,109,996            -
    Securities transferred,
      at amortized cost, to
      securities available for sale       $         -          -    6,506,850
    Change in unrealized loss
      on securities available for
      sale, net of tax                    $   (81,752)   224,341    (311,531)

See accompanying notes to consolidated financial statements.
                               F -7

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Operations and Reorganization
     On May 18, 1995, stockholders of Community Bank of Georgia (formerly known as DeKalb State Bank) (the Bank) approved a plan of reorganization whereby, a bank holding company would be formed by exchanging one share of Bank stock for one share of Georgia Bancshares, Inc. (the Company) stock. The reorganization transaction was accounted for similar to a pooling interests. All the Company's activities are currently conducted by its wholly-owned subsidiary, Community Bank of Georgia. Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has two offices, one office in Tucker (DeKalb County) and one office in Lilburn (Gwinnett County), both suburbs of metropolitan Atlanta, Georgia, and conducts its banking activities primarily in these counties.

     Basis of Presentation
     The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting principles followed by Georgia Bancshares, Inc. and its subsidiary and the methods of applying these principles conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
     Investment Securities
     Effective January 1, 1994, the Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for
     Certain Investments in Debt and Equity Securities." Under SFAS No. 115 the Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1996 and 1995, there were no trading or held to maturity securities.

     Available for sale (AFS) securities are recorded at fair value. Held to maturity securities (HTM) are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

     A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold .

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
     Loans, Loan Fees and Interest Income on Loans
     Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

     Loan fees, net of certain origination costs, have been deferred and are being amortized over the lives of the respective loans.

     Effective January 1, 1995, the Company adopted SFAS No. 114,
     "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -
     Income Recognition and Disclosures." A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No. 114 and No. 118 had no significant impact on the consolidated financial statements.

     Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount which, in management's

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

     Premises and Equipment
     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are:

          Buildings and improvements                              31 years
          Equipment, furniture and fixtures                   5 - 20 years

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
     Other Real Estate
     Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting literature define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to income through an allowance for losses on other real estate in the period in which the need arises.

     Income Taxes
     The Company uses the liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, management evaluates the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
     Net Earnings Per Common Share
     The impact of outstanding stock options has no significant effect on net earnings per common share and accordingly, net earnings per common share is determined by dividing net earnings by the weighted average number of common shares outstanding.

     Statement of Cash Flows
     For purposes of reporting cash flows, the Company includes cash and due from banks and federal funds sold.

(2)  INVESTMENT SECURITIES
     Investment securities available for sale at December 31, 1996 and 1995, are as follows:

                                     December 31, 1996
                                   Gross      Gross      Gross      Estimated
                                  Amortized Unrealized Unrealized    Fair
                                     Cost     Gains     Losses        Value
       U.S. Treasuries
         and U.S.
         Government
         agencies              $ 13,871,668    26,501     97,438   13,800,731
       Mortgage-backed
         securities and
         collateralized
         mortgage
         obligations              2,099,999     8,268     38,912    2,069,355
           Total               $ 15,971,667    34,769    136,350   15,870,086

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(2)  INVESTMENT SECURITIES, continued

                                     December 31, 1996
                                   Gross      Gross      Gross      Estimated
                                  Amortized Unrealized Unrealized    Fair
                                     Cost     Gains     Losses        Value
       U.S. Treasuries
           and U.S.
           Government
            agencies           $ 11,568,144    86,862     39,364   11,615,642
       Mortgage-backed
           securities and
           collateralized
           mortgage
           obligations            2,233,409    19,845     37,150    2,216,104
           Total               $ 13,801,553   106,707     76,514   13,831,746

      The amortized cost and fair value of securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
                                                  Amortized         Estimated
                                                     Cost         Fair Value
       U.S. Treasury and U.S.
         Government  agencies:
         Within 1 year                        $     499,941           499,592
         1 to 5 years                             9,122,478         9,089,082
         5 to 10 years                            4,249,249         4,212,057
                                                 13,871,668        13,800,731
       Mortgage-backed
         securities  and  collateralized
         mortgage obligations                     2,099,999         2,069,355
                                               $ 15,971,667        15,870,086

     Proceeds from sales of securities available for sale during 1995 were $1,976,450. Gross gains of $89,780 and gross losses of $100,721 were realized on those 1995 sales. There were no sales of securities during 1996 or 1994.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(2)  INVESTMENT SECURITIES, continued
     Securities with a carrying value of approximately $700,000 and $200,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits as required by law.

     At December 31, 1996 and 1995, the Bank has no outstanding derivative financial instruments such as swaps, options, futures, or forward contracts.

(3)  LOANS
     Major classifications of loans are summarized as follows:
                                                      1996             1995

       Commercial                             $   8,422,757         6,684,350
       Real estate - mortgage                    17,331,685        13,407,937
       Real estate - construction
          and land development                    3,596,614         3,018,045
       Consumer                                   2,288,920         2,511,577
                                                 31,639,976        25,621,909
       Less: Allowance for loan losses              459,383           401,430
       Net loans                               $ 31,180,593        25,220,479

     The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in DeKalb County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     An analysis of the activity in the allowance for loan losses is presented below:
                                                1996       1995         1994

       Balance at beginning of year         $ 401,430    325,357      211,080
       Provision for loan losses               90,000    126,900      115,000
       Loans charged off                      (49,966)   (70,562)        (789)
       Recoveries on loans
         charged off                           17,919     19,735           66
       Balance at end of year               $ 459,383    401,430      325,357

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                 Notes to Consolidated Financial Statement

(4)  PREMISES AND EQUIPMENT
     Premises and equipment are summarized as follows:

                                                      1996         1995

       Land                                     $ 1,334,914           864,618
       Buildings and improvements                 1,150,819           931,105
       Equipment, furniture and fixtures            993,340           681,374
                                                  3,479,073         2,477,097
       Less accumulated depreciation                498,760           518,825
                                                $ 2,980,313         1 958,272

     Depreciation expense was approximately $149,000, $131,000 and
      $128,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(5)  EMPLOYEE AND DIRECTOR BENEFIT PLANS
     In November 1995, the Bank purchased life insurance contracts to provide benefits to its directors under Executive Supplemental Income plan agreements. Under these agreements, the Bank is obligated to pay death benefits to the beneficiaries of its directors. These death benefits are funded through the purchase of split-dollar whole life insurance policies on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank contributions to the plan each year. In the event the insurance contracts fail to produce certain returns, the Bank has no obligation to contribute to the plan. At December 31, 1996 and 1995, the cash surrender value of the insurance contracts was approximately $816,000 and $800,000, and is included as a component of other assets. No expenses were incurred for benefits relating to this plan through December 31, 1996. Income related to the insurance policies of $16,000 was included in other income for the year ended December 31, 1996.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(5)  EMPLOYEE AND DIRECTOR BENEFIT PLANS, continued
     The Company also has a defined contribution plan intended to comply with the requirements of section 401(K) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan during 1996, 1995 or 1994.

(6)  DEPOSITS
     At December 31, 1996, maturities of time deposits are as follows:

       Maturing In:
         1997                                                   $  22,661,669
         1998                                                       2,325,583
         1999                                                       1,140,444
         2000                                                         704,469
         2001                                                       1,068,152
        Thereafter                                                      7,606
                                                                $  27,907,923

     Deposits from related parties totaled approximately $2,111,000 and $1,296,000 at December 31, 1996 and 1995. Time deposits of $100,000 or more were approximately $9,006,000 and $5,690,000 at December 31, 1996 and 1995.

(7)  INCOME TAXES
     The Bank had no income tax expense or benefit for the year ended
     December 31, 1994 as net operating loss carryforwards were used to offset currently payable tax expense and financial statement deferred tax benefits remained unrecorded as their realization was heavily dependent on future taxable income. In 1995 the Company reduced the deferred tax valuation allowance by approximately $505,000 because it was more likely than not that future taxable income will be sufficient to realize substantially all of the tax benefits for deductible temporary differences including loss carryforwards.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(7)  INCOME TAXES, continued
     The consolidated income tax expense (benefit) is summarized as follows:

                                                1996       1995         1994
       Current tax expense                  $ 204,444          -            -
       Deferred tax expense                    56,935    195,624            -
       Reduction in deferred tax
          valuation  allowance                (35,271)  (505,071)           -
                                            $ 226,108   (309,447)           -

     Income tax expense at the statutory federal income tax rate is reconciled to the Company's actual benefit as follows:

                                                1996       1995         1994
       Tax provision at statutory rate      $ 258,932    219,432      107,419
       Reduction in deferred tax valuation
         allowance                            (35,271)  (505,071)           -
       Benefit of net operating loss
         carryforward                               -          -     (108,944)
       Other                                    2,447    (23,808)       1,525
                                            $ 226,108   (309,447)           -

     The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred taxes.
                                                      1996              1995
       Deferred income tax assets:
         Allowance for loan losses                   21,786            97,612
         Unrealized losses on securities
           available for sale                        38,560                -
         Organizational costs                             -            28,320
         Deferred loan fees                          14,252            21,378
         Operating loss and credit
           carryforwards                             55,711            90,037
         Other                                       18,925            34,403
           Total gross deferred income
              tax assets                            249,234           271,750
         Less valuation allowance                      -              (35,271)
           Net deferred income tax
             asset                                  249,234           236,479

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(7)  INCOME TAXES, continued
                                                      1996              1995
       Deferred income tax liabilities:
         Unrealized gains on securities
           available for sale                             -           (11,461)
         Premises and equipment                     (28,814)          (32,953)
           Total gross deferred
               income tax liabilities               (28,814)          (44,414)
             Net deferred income taxes            $ 220,420           192,065

     At December 31, 1996, the Bank has remaining loss carryforwards of approximately $1,045,000 for state income tax purposes, which begin to expire in 2006.

(8)  DIVIDEND RESTRICTIONS
     Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Banking regulations restrict the amount of dividends which the Bank may pay without obtaining prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1996, the Bank could have declared dividends without prior approval of regulatory authorities of approximately $273,000.

(9)  STOCK OPTIONS
     In May 1996, the Company adopted the Directors Stock Option Plan.
     This plan provides for the issuance of stock options for up to 40,000 shares of the Company's common stock. Options under this plan are granted at a rate of 815 shares per year for each director who meets specific attendance standards. Options under the plan are at an option price equal to the book value per share as of December 31, of the fiscal year for which the options are granted. The options are exercisable any time after the date of grant, and expire ten years from date of the grant. During 1996 the Company granted options on 5,705 shares at a price of $9.81 per share under the Directors Stock Option Plan. No options were exercised in 1996.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(9)  STOCK OPTIONS, continued
     Additionally, in May 1996, the Company adopted the Employee Incentive
     Stock Option Plan. This plan provides for the issuance of stock options for up to 40,000 shares of the Company's common stock. Options under this plan are granted at the discretion of the Company's Board of Directors. Options under the plan are at an option price not less than the fair value of the Company's common stock at the date of grant. The options are exercisable any time after the date of the grant, subject to restrictions determined by the Board, and expire ten years from date of the grant. No options have been granted under this plan in 1996.

     SFAS No. 123, "Accounting for Stock Based Compensation," became effective for the Company January 1, 1996. This statement encourages but does not require entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 1996 related to the stock option plan. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the new statement, the Company's
     1996 net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

       Net earnings                       As reported               $ 535,457
                                          Proforma                  $ 527,110

       Earnings per share                 As reported               $    0.92
                                          Proforma                  $    0.90

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1996: dividend yield of 2%; risk free interest rates of 5.11%, and an expected life of 5 years.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(10) RELATED PARTY TRANSACTIONS
     The Bank conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1996:

       Beginning balance                                         $    992,647
       Loans advanced                                                 344,902
       Repayments                                                  (1,010,411)
       Ending balance                                             $   327,138

(11) COMMITMENTS
     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(11) COMMITMENTS, continued
     In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

                                                          December 31
                                                        Approximate
                                                      Contract Amount
                                                  1996                 1995

     Financial instruments whose contract
       amounts represent credit risk:
     Commitments to extend credit                   $ 10,005,000    9,208,000
     Standby letters of credit and
       financial guarantees written                 $    124,000       17,000

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies. All letters of credit were collateralized at December 31, 1996 and 1995.

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statement

(12) SUPPLEMENTAL FINANCIAL DATA
      Components of other operating expenses in excess of 1% of total interest and other income for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                1996       1995          1994
       Regulatory agency
         assessments                        $  11,182     49,974       82,081
       Professional fees                    $  55,467     67,388       85,038
       Advertising and marketing            $  63,026     45,937       52,863
       Stationery and supplies              $  62,065     41,915       38,862
       Data processing fees                 $  63,650     38,737       31,483
       Postage and courier                  $  47,587     40,090       33,915

(13)  GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY)
        FINANCIAL INFORMATION

                                 Balance Sheets
                          December 31, 1996 and 1995

                                    Assets

                                             1996                1995
     Cash                                      $     20,001            26,426
     Investment in bank subsidiary                6,036,779         5,659,932
     Other assets                                    38,988            43,339
                                                  6,095,768         5,729,697

                             Stockholders' Equity
     Stockholders' equity                      $  6,095,768         5,729,697

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

(13)  GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY)
        FINANCIAL INFORMATION, continued

                            Statements of Earnings
                For the Years Ended December 31, 1996 and 1995
                                                      1996             1995
     Income:
       Interest income                           $      608                 -
       Dividends from bank subsidiary                87,634            75,000
                                                     88,242            75,000
     Interest expense                                     -             1,287
    Other operating expenses                         19,633             3,948
                                                     19,633             5,235
       Earnings before income taxes
          and equity in undistributed earnings
          of bank subsidiary                         68,609            69,765
     Income tax benefit                               8,248                 -
     Earnings before equity in
       undistributed earnings of bank
       subsidiary                                    76,857            69,765
     Equity in undistributed earnings of
        bank subsidiary                             458,600           885,069
         Net earnings                             $ 535,457           954,834

                    GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

(13)  GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY)
        FINANCIAL INFORMATION, continued

                            Statements of Cash Flows
                For the Years Ended December 31, 1996 and 1995
                                                      1996              1995
     Cash flows from operating activities:
       Net earnings                             $   535,457           954,834
         Adjustments to reconcile net
           earnings to net cash
           provided by operating activities:
             Equity in undistributed earnings
                 of bank subsidiary                (458,600)         (885,069)
             Amortization and depreciation            9,382             3,849
             Change in other assets                  (5,030)          (47,188)
                 Net cash provided by
                   operating activities              81,209            26,426

     Cash flows from financing activities:
       Proceeds from notes payable                        -            26,426
       Payment of notes payable                           -           (26,426)
       Payments of dividends                        (87,634)                -
         Net  Cash used by financing activities     (87,634)                -
     Net change in cash                              (6,425)           26,426
     Cash at beginning of the period                 26,426                 -
     Cash at end of period                      $    20,001            26,426

     Supplemental disclosure of noncash
        investing activities:
          Exchange of Bank common stock for
           Company common stock                 $         -         4,550,522
         Change in unrealized loss on investment
            securities available for sale of bank
            subsidiary, net of tax                  (81,752)          224,341

                (GEORGIA BANCSHARES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statement

14) REGULATORY MATTERS
     The Company is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios
     (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined, to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996 the most recent notification from the various regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                GEORGIA BANCSHARES, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statement

14) REGULATORY MATTERS, continued

     The Company's and the Bank's actual capital amounts and ratios along with the minimum amounts and ratios under capital adequacy and prompt corrective action are presented in the table below.
                                                              To Be Well
                                                          Capitalized Under
                                       For Capital        Prompt Corrective
                           Actual     Adequacy Purposes   Action Provisions
                       Amount  Ratio    Amount   Ratio      Amount   Ratio

As of December 31, 1996
Total Capital (to
 Risk Weight Assets):
  Consolidated      $ 6,724,093  16.9%  3,180,760  8.0% 	       N/A     N/A
  Bank only         $ 6,665,104  16.8%  3,177,840  8.0% 	 3,972,300   10.0%
Tier 1 Capital (to
 Risk Weighted Assets):
  Consolidated      $ 6,264,710  15.8%  1,590,380  4.0%         N/A     N/A
  Bank only         $ 6,205,721  15.6%  1,588,920  4.0%	  2,383,390    6.0%
Tier 1 Capital (to
 Average Assets):
  Consolidated      $ 6,264,710  12.0%  2,092,805  4.0%         N/A     N/A
  Bank only         $ 6,205,721  11.9%  2,091,285  4.0%	  2,614,106    5.0%

As of December 31, 1995
Total Capital (to
 Risk Weighted Assets):
  Consolidated      $ 6,218,317  19.3%  2,578,960  8.0%	        N/A     N/A
  Bank only         $ 6,148,551  19.1%  2,577,040  8.0%	  3,221,300   10.0%
Tier 1 Capital  (to
   Risk Weighted Assets):
   Consolidate      $ 5,816,887  18.0%  1,289,480  4.0%	        N/A     N/A
   Bank only        $ 5,747,121  17.8%  1,288,520  4.0%	  1,932,780    6.0%
Tier 1 Capital (to
 Average Assets):
   Consolidated     $ 5,816,887  13.2%  1,760,854  4.0%        	N/A     N/A
   Bank only        $ 5,747,121  13.1%  1,760,374  4.0%	  2,200,468    5.0%

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT

The information set forth under the caption "Election of Directors" and "Bank Management" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 1997
Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item 7.

    2.  Financial Statement Schedules

All schedules have been omitted as the required information is not applicable.

    3.  Exhibits

Exhibit Numbers

3.1*      Articles of Incorporation
3.2*      Bylaws
10.1*     Employment Contract between Ted A. Murphy and DeKalb State
          Bank
10.2**    Georgia Bancshares, Inc. Employee Incentive Stock Option Plan
10.3***   Georgia Bancshares, Inc. Directors Stock Option Plan
21.1 Subsidiaries of the Company. The sole subsidiary of the Company is Community Bank of Georgia, Tucker, Georgia, which is wholly owned by the Company.
23        Consents of Experts and Counsel

*Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-90742) and such documents are incorporated herein by reference.

**Item 10.2 listed above was previously filed by the Company as Exhibit 4 to a Registration Statement on Form S-8 (File No. 333-09827) and such document is incorporated herein by reference.

***Item 10.3 listed above was previously filed by the Company as Exhibit 4 to a Registration Statement on Form S-8 (File No. 333-09829) and such document is incorporated herein by reference.

(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1996.







   [REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1997.

GEORGIA BANCSHARES, INC.

By: /s/ Ted A. Murphy
    Ted A. Murphy
    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.

      	Signature                                             Title

/s/ Ted A. Murphy                                 President (Principal Executive
Ted A. Murphy                                     Officer) and Director

/s/ Eugene L. Argo                                Director
Eugene L. Argo

/s/ James L. Armstrong, Jr.                       Director
James L. Armstrong, Jr.

/s/ Thomas M. Carnes                              Director
Thomas M. Carnes

/s/ H. E. Norton                                  Director
H. E. Norton

/s/ Robert C. Pittard                             Director
Robert C. Pittard

 /s/ David L. Edgar                               Principal Financial Officer
David L. Edgar                                    and Principal Accounting
                                                  Officer