Form 10QSB
period 1997-03-31
GEORGIA BANCSHARES INC /GA/
filed 1997-05-14
CIK 944169

                    US SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

  _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                               Act of 1934

                       For the quarterly  period ended
                              March  31,  1997
  ___ Transition   report  under Section 13 or 15(d) of the Securities Exchange
                               Act of 1934

          For the transition period from ___________ to ______________


                     Commission file number - _33-90742

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

                              Yes  X   No

            Common stock, par value $4 per share:  584,228 shares
                         outstanding as of May 6, 1997


                Traditional Small Business Disclosure Format:

                              Yes  X   No

                         GEORGIA BANCSHARES, INC.
                             AND SUBSIDIARY

                               INDEX

                                                                      Page No.
Part I:  Financial Information
Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) March 31, 1997
           and (unaudited) December 31, 1996                              2

         Consolidated Statements of Earnings (unaudited)for the
           Three Months Ended March 31, 1997 and 1996                     3

         Consolidated Statements of Cash Flows (unaudited) for the
           Three Months Ended March 31, 1997 and 1996                     4

         Notes to Consolidated Financial Statements (unaudited)           5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      6

Part II: Other Information                                                8

Part I: Financial Information
Item 1.  Financial Statements

                          GEORGIA BANCSHARES, INC.
                              AND SUBSIDIARY

                         Consolidated Balance Sheet
                   March 31, 1997 and December 31, 1996
                                (Unaudited)

                             Assets

                                                        March 31,  December 31,
                                                          1997        1996

Cash and due from banks                              $  2,575,263   1,443,556
Federal funds sold                                      1,590,000   5,140,000
Investment securities available for sale
  (amortized cost of $15,711,851)                      15,451,321  15,870,086
Loans                                                  34,945,402  31,639,976
Less:  Allowance for loan losses                          496,027     459,383
                   Loans, net                          34,449,375  31,180,593
                                                       ----------  ----------

Premises and equipment, net                             2,955,102   2,980,313
Other assets                                            1,900,200   1,735,929
                                                        ---------   ---------
                                                     $ 58,921,261  58,350,477
                                                       ==========  ==========

                  Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Non-interest-bearing                       $     9,231,183   8,216,142
       Interest-bearing                                43,270,216  43,826,883
                                                       ----------  ----------
                 Total deposits                        52,501,399  52,043,025
       Other liabilities                                  374,132     211,684
                                                          -------     -------
                 Total liabilities                     52,875,531  52,254,709
                                                       ----------  ----------
Stockholders' equity:
     Common stock, $4 par value; authorized
       3,000,000 shares; issued and outstanding
       584,228 shares                                   2,336,912   2,336,912
     Capital surplus                                    3,536,659   3,536,659
     Accumulated deficit                                  439,712     391,139
     Unrealized loss on investment securities,
       net of tax                                        (267,553)   (168,942)
                                                        ---------    --------
                  Total stockholders' equity            6,045,730   6,095,768
                                                        ---------   ---------
                                                     $ 58,921,261  58,350,477
                                                       ==========  ==========
See accompanying notes to consolidated financial statements.

                         GEORGIA BANCSHARES, INC.
                              AND SUBSIDIARY
                     Consolidated Statements of Earnings
             For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                           1997        1996
                                                           ----        ----
Interest income:
     Loans                                             $  872,908     705,266
     Investment securities                                258,943     216,133
     Interest on interest bearing deposits                      -       4,785
     Federal funds sold                                    26,816      40,090
                                                           ------      ------
       Total interest income                            1,158,667     966,274
                                                        ---------     -------
Interest expense:
     Demand deposits                                       64,746      48,632
     Savings deposits                                      47,064      54,317
     Time deposits                                        387,035     335,909
     Other                                                    120         944
                                                              ---         ---
          Total interest expense                          498,965     439,802
                                                         --------    --------
          Net interest income before provision
            for loan losses                               659,702     526,472
Provision for loan losses                                  37,500      25,500
                                                           ------      ------
          Net interest income after provision for
            loan losses                                   622,202     500,972
                                                          -------     -------

Other income:
     Service charges on deposit account                    72,076      68,849
     Other operating income                                30,935      14,130
                                                           ------      ------
          Total other income                              103,011      82,979
                                                          -------      ------
Other expense:
     Salaries and other personnel expense                 280,318     203,938
     Net occupancy and equipment expense                   95,327      74,526
      Other operating expense                             187,261     124,998
                                                          -------    --------
          Total other expense                             562,906     403,462
                                                          -------     -------
          Earnings before income taxes                    162,307     180,489
Income tax expenses                                        55,311      56,648
                                                           ------     -------
       Net earnings                                    $  106,996     123,841
                                                          =======     =======
Earnings per common share based on average
     outstanding shares of 584,228 in 1997
     and 1996                                          $      .19         .22
                                                              ===         ===
See accompanying notes to consolidated financial statements.

                      GEORGIA BANCSHARES, INC.
                             AND SUBSIDIARY
               Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1997 and 1996
                            (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                            1997        1996
                                                            ----        ----

Cash flows from operating activities:
    Net earnings                           $              106,996     123,841
       Adjustments to reconcile net earnings to net
           cash provided by operating activities:
             Provision for loan losses                     37,500      25,500
             Deferred tax benefits                        (92,630)    (58,353)
             Depreciation, amortization and accretion      53,920      29,915
             Change in assets and liabilities:
                Prepaid expenses and other assets         (73,960)    (14,785)
                Accrued expenses and other liabilities    162,448     181,437
                                                          -------    --------
                      Net cash provided (used) by
                        operating activities              194,274     287,555
                                                          -------     -------
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                              817,418   1,441,259
    Purchases of investment securities                   (496,836) (1,850,988)
    Net change in interest-bearing deposits in
       other banks                                              -    (100,000)
    Net increase in loans                              (3,306,282)   (229,991)
    Purchases of premises and equipment                   (26,818)    (34,099)
                                                         --------     --------
                      Net cash provided (used) by
                         investing activities          (3,012,518)   (773,819)
                                                      -----------    ---------

Cash flows from financing activities:
Net change in deposits                                    458,374   1,952,599
Dividends paid                                            (58,423)    (29,213)
                                                         --------   ---------
                      Net cash provided (used) by
                         financing activities             399,951   1,923,386
                                                          -------   ---------

Net increase (decrease) in cash and cash equivalents   (2,418,293)  1,437,122

Cash and cash equivalents at beginning of the period    6,583,556   4,325,395
                                                        ---------   ---------

Cash and cash equivalents at end of period            $ 4,165,263   5,762,517
                                                        =========   =========
Supplemental cash flow information:
    Cash paid for interest                            $   354,801     301,893
                                                          =======     =======
    Cash paid for income taxes                        $    57,607           -
                                                          =======     =======

See accompanying notes to consolidated financial statements.

                       GEORGIA BANCSHARES, INC.
                              AND SUBSIDIARY

                Notes to Consolidated Financial Statements
                            (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(2)    New and Pending Pronouncements

       The Financial Accounting Standards Board has issued Statements of Financial Standards No. 125 (SFAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company is required to implement SFAS 125 in 1997. SFAS 125 establishes standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption is not expected to have a significant impact on the Company.

(3)    Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended March 31, 1997 and 1996 are:

                                                 Three Months Ended
                                                      March 31,
                                              1997                  1996
                                              ----                  ----
          Printing and supplies           $  16,931                13,637
          Postage and courier                15,268                10,458

                         GEORGIA BANCSHARES, INC.
                              AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations - (continued)

           For Each of the Three Months in the Periods Ended
                         March 31, 1997 and 1996


Interim Financial Condition

       Georgia Bancshares, Inc. (the "Company") reported total assets of $58,921,261 as of March 31, 1997, compared to $58,350,477 at December 31, 1996.
The most significant change in the composition of assets was an increase in gross loans from $31,639,976 to $34,945,402. The increase was funded from a reduction in Federal funds investments of $3,550,000. Deposits increased by $458,374 (.88%) from December 31, 1996. The minimum growth in deposits has resulted from consumer's resistance to invest due to unpredictable interest rates and a normal reduction of commercial balances during the first quarter. As a result of the loan growth, the loan to deposit ratio has increased to 66.56%. The Company's cash and cash equivalents have decrease by $2,418,293 to $4,165,263 as of March 31, 1997.

Liquidity
       The Bank's liquid assets as a percentage of total deposits were 7.93% at March 31, 1997, compared to 12.65% at December 31, 1996. The Company has approximately $3,900,000 in available federal fund lines of credit with correspondent banks. The Company has occasionally advanced on these lines during March of 1997. The maximum amount borrowed under these lines at any one time was $670,000. With the recent upward changes in interest rates, management believes the deposits will increase during the next few months to fund the continuing loan growth and meet short-term operating requirements. Management also analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurance can be given in this regard.

Capital
       The capital of the Company totaled $6,045,730 as of March 31, 1997. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10.82% at March 31, 1997, compared to 11.90% at December 31, 1996. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At March 31, 1997, the Bank had a risk-weighted total capital ratio of 15.77%, compared to 19.10% at December 31, 1996, and a Tier I risk-weighted capital ratio of 14.61%, compared to 17.80% at December 31, 1996. The decrease is primarily caused by the transfer of assets between the federal funds and loans categories.

Asset Quality
       Nonperforming  assets  which  includes  nonaccruing  loans,   repossessed
collateral and loans for which payments are more than 90 days past due, totaled $173,726, a reduction of $56,493 from December 31, 1996. There were no related party loans which were considered nonperforming at March 31, 1997. The composition of the nonperforming assets is presented in the following table:


                                             March 31,           December 31,
                                               1997                  1996


       Loans on nonaccrual                  $  20,633                     -
       Other real estate owned                125,000               221,242
       Other repossessed collateral            28,093                     -
                                              -------               -------
             Total nonperforming assets     $ 173,726               221,242
                                            =========               =======
       Total nonperforming assets as
         a percentage of total loans
         (gross) and other real estate          0.49%                 0.69%
                                                =====                 =====

                         GEORGIA BANCSHARES, INC.
                              AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations - (continued)

           For Each of the Three Months in the Periods Ended
                         March 31, 1997 and 1996


       The allowance for loan losses totaled $496,027 at March 31, 1997, an increase of $36,644 from December 31, 1996. The allowance for loan losses represented 1.42% and 1.45% of total loans at March 31, 1997 and December 31, 1996, respectively. An analysis of the allowance for loan losses since December 31, 1996 follows:

       Allowance for loan losses at December 31, 1996          $ 459,383

            Charge-offs:
            Commercial                                                 -
            Real Estate                                                -
            Installment                                            4,098
                                                                   -----
              Total                                                4,098

            Recoveries:
            Commercial                                                 -
            Real Estate                                                -
            Installment                                            3,242
                                                                   -----
              Total                                                3,242

       Provision charged to income                                37,500
                                                               ---------
       Allowance for loan losses at March 31, 1997             $ 496,027
                                                               =========

       The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

       The Bank was most recently examined by its primary regulatory authority in July 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
       At March 31, 1997, the Bank had $15,451,321 in investment securities available-for-sale . The net unrealized loss on available for sale securities, net of deferred taxes, was $267,553 on March 31, 1997. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

                         GEORGIA BANCSHARES, INC.
                              AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations - (continued)

           For Each of the Three Months in the Periods Ended
                         March 31, 1997 and 1996


Results of Operations

       Net interest income for the first three months of 1997 was $659,702, an increase $133,230 (25.31%) in the first three months of 1997 compared to the same period for 1996. Interest income for the first three months of 1997 was $1,158,667, representing an increase of $192,393 (19.91%) over the same period in 1996. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first three months of 1997 increased $59,163 (13.45%) compared to the same period in 1996. The growth in interest income was greater than interest expense primarily due to the growth in loan balances outstanding exceeding the growth in deposits.

       Amounts charged to expense related to the allowance for loan losses for the first three months of 1997 increased $12,500 compared to the same period for 1996. The increase is primarily attributable to the loan growth for the first three months in 1997 and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

       Other income for the first three months of 1997 was $103,011, an increase of $20,032 (24.14%) compared to the same period in 1996. The increase in service charges on deposit accounts is due to an increase in the number of accounts and deposit activity which totaled $3,227. The remaining increase was due to increases in cash value life insurance income, fees from origination of mortgage loans and merchant account fees.

       Other expenses for the first three months of 1997 increased $159,444 (39.52%) compared to the first three months in 1996. This increase is primarily attributable to a branch addition in October 1996. Approximately $81,969, or 50.82%, of the increase in other expenses is related to the branch addition.

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

        No Reports on Form 8-K were filed during the quarter ended
        March 31, 1997.

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

       21 List of Subsidiaries of the Company (incorporated by reference from Exhibit 21 to the Form 8-K, Commission File No. 33-90742), filed with the Commission on August 18, 1995.

                       GEORGIA BANCSHARES, INC.
                            AND SUBSIDIARY


                              SIGNATURES



      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GEORGIA BANCSHARES, INC.



                                             By:  /s/ Ted A. Murphy
                                                  Ted A. Murphy
                                                  President and CEO

                                             By:  /s/ David L. Edgar
                                                  David L. Edgar, CPA
                                                  Principal Financial Officer



                                             Date: May 12, 1997