Form 10QSB
period 1997-06-30
GEORGIA BANCSHARES INC /GA/
filed 1997-08-15
CIK 944169

                      US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   _X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                         For the quarterly period ended
                June 30, 1997 ___ Transition report under Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934

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

                                    Yes X No

              Common stock, par value $4 per share: 584,228 shares
                        outstanding as of August 13, 1997


                  Traditional Small Business Disclosure Format:

                                    Yes X No

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                   Page No.
Part I:  Financial Information
Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) June 30, 1997
         and (unaudited) December 31, 1996                             2

         Consolidated Statements of Earnings (unaudited) for the
         Three and Six Months Ended June 30, 1997 and 1996             3

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 1997 and 1996                       4

         Notes to Consolidated Financial Statements (unaudited)        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           6

Part II:  Other Information                                            8

Part I:  Financial Information
Item 1.  Financial Statements

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                     Assets

                                                  June 30,         December 31,
                                                   1997                   1996

Cash and due from banks                      $    3,182,055           1,443,556
Federal funds sold                                6,135,000           5,140,000
Investment securities available for sale
  (amortized cost of $12,939,671)                12,849,916          15,870,086
Loans                                            40,356,118          31,639,976
Less:  Allowance for loan losses                    533,751             459,383
                   Loans, net                    39,822,367          31,180,593
                                                 ----------          ----------
Premises and equipment, net                       2,936,015           2,980,313
Other assets                                      1,963,113           1,735,929
                                                  ---------           ---------
                                             $   66,888,466          58,350,477
                                                 ==========          ==========
     Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Non-interest-bearing                  $    9,819,152           8,216,142
       Interest-bearing                          50,217,976          43,826,883
                                                 ----------          ----------
                 Total deposits                  60,037,128          52,043,025
       Other liabilities                            535,077             211,684
                                                    -------             -------
                 Total liabilities               60,572,205          52,254,709
                                                 ----------          ----------
Stockholders' equity:
     Common stock, $4 par value; authorized
       3,000,000 shares; issued and outstanding
       584,228 shares                             2,336,912           2,336,912
     Capital surplus                              3,536,659           3,536,659
     Accumulated deficit                            604,295             391,139
     Unrealized loss on investment securities,
       net of tax                                  (161,605)           (168,942)
                                                    -------             -------
                 Total stockholders' equity       6,316,261            6,095,768
                                                  ---------            ---------
                                             $   66,888,466           58,350,477
                                                 ==========           ==========

See accompanying notes to consolidated financial statements.

                                           GEORGIA BANCSHARES, INC.
                                                AND SUBSIDIARY
                                      Consolidated Statements of Earnings
                          For the Three and Six Months Ended June 30, 1997 and 1996
                                                (Unaudited)
                                                                      Three Months                     Six Months
                                                                         Ended                            Ended
                                                                        June 30,                         June 30,
                                                                    1997          1996             1997          1996
                                                                    ----          ----             ----          ----
Interest income:
     Loans                                                    $  1,008,685       721,891         1,881,593     1,427,157
     Investment securities                                         239,684       224,043           498,627       440,176
     Interest on interest bearing deposits                              -          5,387                -         10,172
     Federal funds sold                                             13,766        48,290            40,582        88,380
                                                                    ------        ------            ------        ------
       Total interest income                                     1,262,135       999,611         2,420,802     1,965,885
                                                                 ---------       -------         ---------     ---------
Interest expense:
     Demand deposits                                                63,033        50,460           127,779        99,092
     Savings deposits                                               48,275        54,519            95,339       108,836
     Time deposits                                                 423,671       338,806           810,706       674,715
     Other                                                           2,729           550             2,849         1,494
                                                                     -----           ---             -----         -----
          Total interest expense                                   537,708       444,335         1,036,673       884,137
                                                                   -------       -------         ---------      --------
          Net interest income                                      724,427       555,276         1,384,129     1,081,748
Provision for loan losses                                           37,500        21,000            75,000        46,500
                                                                    ------       -------            ------        ------
          Net interest income after provision for
            loan losses                                            686,927       534,276         1,309,129     1,035,248
                                                                   -------       -------         ---------     ---------

Other income:
     Service charges on deposit accounts                            74,242        67,586           146,318       136,435
     Net gain (loss) on securities transactions                       (760)            -              (760)         -
     Other operating income                                         27,861        13,993            58,796        28,123
                                                                    ------        ------            ------        ------
Total other income                                                 101,343        81,579           204,354       164,558
                                                                  --------        ------           -------      --------
Other expense:
     Salaries and other personnel expense                          274,182       208,994           554,500       412,932
Net occupancy and equipment expense                                 92,934        80,458           188,261       154,984
      Other operating expense                                      165,894       131,667           353,155       256,665
                                                                   -------       -------           -------      --------
          Total other expense                                      533,010       421,119         1,095,916       824,581
                                                                   -------       -------         ---------      --------
           Earnings before income taxes                            255,260       194,736           417,567       375,255
Income tax expenses                                                 90,677        63,591           145,988       120,239
                                                                    ------      --------           -------      --------
          Net earnings                                           $ 164,583       131,145           271,579       254,986
                                                                   =======      ========           =======      ========

Earnings per common share based on average
     outstanding shares of 584,228 in 1997
     and 1996                                                     $     .28          .22               .46           .44
                                                                       ====          ===              ====           ===

See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                                                            Six Months Ended
                                                                 June 30,
                                                            1997          1996
                                                            ----          ----

Cash flows from operating activities:
    Net earnings                                        $  271,579      254,986
       Adjustments to reconcile net earnings to net
           cash provided by operating activities:
             Provision for loan losses                      75,000       46,500
             Deferred tax benefits                         (32,188)    (122,147)
             Depreciation, amortization and accretion      109,618       87,604
             Loss on sale of Investments                       760            -
             Change in assets and liabilities:
                Prepaid expenses and other assets         (199,636)      78,946
                Accrued expenses and other liabilities     323,393      200,968
                                                           -------     --------
                      Net cash provided (used) by
                        operating activities               548,526      546,857
                                                           -------      -------
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                             3,522,663    2,830,152
    Purchases of investment securities                    (496,836   (3,507,566)
    Net increase in loans                               (8,716,774)  (2,190,087)
    Purchases of premises and equipment                    (59,760)     (85,916)
                                                           -------      -------
                      Net cash provided (used) by
                        investing activities            (5,750,707)  (2,953,417)
                                                         ---------    ---------
Cash flows from financing activities:
Net change in deposits                                   7,994,103    4,408,289
Dividends paid                                             (58,423)     (29,213)
                                                          --------    ---------
                      Net cash provided (used) by
                        financing activities             7,935,680    4,379,076
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents     2,733,499    1,972,516

Cash and cash equivalents at beginning of the period     6,583,556    4,325,395
                                                         ---------    ---------

Cash and cash equivalents at end of period            $  9,317,055    6,297,911
                                                         =========    =========
Supplemental cash flow information:
    Cash paid for interest                            $    716,947      669,808
                                                           =======      =======
    Cash paid for income taxes                        $    134,170            -
                                                           =======      =======


See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

(3)    Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended June 30, 1997 and 1996 are:

                                    Three Months Ended     Six Months Ended
                                        June 30,                June 30
                                      1997       1996      1997         1996
                                      ----       ----      ----         ----

       Printing and supplies       $ 20,548     17,199     37,479     30,836
       Postage and courier           12,043     12,118     27,311     22,576

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                 For Each of the Six Months in the Periods Ended
                             June 30, 1997 and 1996


Interim Financial Condition

       Georgia Bancshares, Inc. (the "Company") reported total assets of $66,888,466 as of June 30, 1997, compared to $58,350,477 at December 31, 1996.
The most significant change in the composition of assets was an increase in gross loans from $31,639,976 to $40,356,118. The increase in loans was funded primarily by an increase in deposits of $7,994,103 (15.36%)and the sale of investments totaling $2,548,847. The growth in deposits has resulted from Bank's aggressive approach to increasing deposit drag the last three months. As a result of the loan growth, the loan to deposit ratio has increased to 66.33% from 60.80% at December 31, 1997. The Company's cash and cash equivalents have increased by $2,733,499 to $9,317,055 as of June 30, 1997.

Liquidity
       The Bank's liquid assets as a percentage of total deposits were 15.52% at June 30, 1997, compared to 12.65% at December 31, 1996. With the recent upward changes in interest rates, the deposits have increased significantly during the last few months. In addition to increasing rates on certificates of deposits, the Bank issued $ 2,500,000 in brokered deposits during June, to boost the level of deposits. The Company has approximately $3,900,000 in available federal fund lines of credit with correspondent banks. The Company has occasionally advanced on these lines during 1997. The maximum amount borrowed under these lines at any one time was $ 990,000. Periodically, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
       The capital of the Company totaled $6,316,261 as of June 30, 1997. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10.73% at June 30, 1997, compared to 11.90% at December 31, 1996. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At June 30, 1997, the Bank had a risk-weighted total capital ratio of 14.16%, compared to 19.10% at December 31, 1996, and a Tier I risk-weighted capital ratio of 13.08%, compared to 17.80% at December 31, 1996. The decrease is primarily caused by the continued growth in the loans.

Asset Quality
       Nonperforming  assets  which  includes  nonaccruing  loans,   repossessed
collateral and loans for which payments are more than 90 days past due, totaled $473,048, an increase of $251,806 from December 31, 1996. There were no related party loans which were considered nonperforming at June 30, 1997. The composition of the nonperforming assets is presented in the following table:

                                                     June 30,      December 31,
                                                        1997           1996
       Loans on nonaccrual                          $ 148,182               -
       Other real estate owned                        296,058         221,242
       Other repossessed collateral                    28,808               -
                                                       ------        --------
             Total nonperforming assets             $ 473,048         221,242
                                                    =========         =======
       Total nonperforming assets as a
       percentage of total loans (gross)
       and other real estate                            1.18%           0.69%
                                                        =====           =====

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                 For Each of the Six Months in the Periods Ended
                             June 30, 1997 and 1996


       The allowance for loan losses totaled $533,751 at June 30, 1997, an increase of $74,368 from December 31, 1996. The allowance for loan losses represented 1. 32% and 1.45% of total loans at June 30, 1997 and December 31, 1996, respectively. An analysis of the allowance for loan losses since December 31, 1996 follows:

       Allowance for loan losses at December 31, 1996               $ 459,383

            Charge-offs:
            Commercial                                                      -
            Real Estate                                                     -
            Installment                                                 4,098
                                                                        -----
              Total                                                     4,098

            Recoveries:
            Commercial                                                      -
            Real Estate                                                     -
            Installment                                                 3,466
                                                                        -----
              Total                                                     3,466

       Provision charged to income                                     75,000

       Allowance for loan losses at June 30, 1997                   $ 533,751
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

       The Bank was most recently examined by its primary regulatory authority in July 1997. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
       At June 30, 1997, the Bank had $12,849,916 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $161,605 on June 30, 1997. During the second quarter of 1997, the Bank sold investment securities totaling $2,548,847 incurring a net loss of $760 to help fund loan growth and reposition approximately $1,00,000 of the investment portfolio. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

Results of Operations

       Net interest income for the first six months of 1997 was $1,384,129, an increase $302,381 (27.95%) compared to the same period for 1996. Interest income for the first six months of 1997 was $2,420,802, representing an increase of $ 454,917 (23.14%) over the same period in 1996. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first six months of 1997 increased $152,536 (17.25%) compared to the same period in 1996. The growth in interest income was greater than interest expense primarily due to the growth in loan balances outstanding exceeding the growth in deposits.

       Amounts charged to expense related to the allowance for loan losses for the first six months of 1997 increased $28,500 compared to the same period for 1996. The increase is primarily attributable to the loan growth for the first six months in 1997 and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                 For Each of the Six Months in the Periods Ended
                             June 30, 1997 and 1996


Results of Operations (Continued)

       Other income for the first six months of 1997 was $204,354, an increase of $39,796 (24.18%) compared to the same period in 1996. The increase in service charges on deposit accounts is due to an increase in the number of accounts and deposit activity which totaled $9,883. The remaining increase was due to increases in cash value life insurance income of $20,274 and other increases of $9,639.

       Other expenses for the first six months of 1997 increased $271,335 (32.91%) compared to the first six months in 1996. This increase is primarily attributable to a branch addition in October 1996. Approximately $150,814, or 55.58%, of the increase in other expenses is related to the branch addition.

                             GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

        On May 15, 1997, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) ratifying the appointment of Porter Keadle Moore, LLP as independent auditors.

        Each nominee for director received the number of affirmative votes of shareholders required for such nominees election in accordance with the Bylaws of the Company, with 380,598 shares voting for each nominee and 700 shares withholding vote, out of a total 584,228 outstanding shares. The three nominees elected at the meeting were James L. Armstrong, Jr., Thomas M. Carnes and Robert C. Pittard. The other directors are Eugene
        L. Argo, Ted A. Murphy, HE Norton and Dr. Dean T. Teusaw. The Appointment of independent auditors also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 584,228 outstanding shares of the Company, the voting was as follows: 380,458 shares voted for, 250 voted against, and 600 abstained.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        No reports were filed on Form 8-K during the six months ended June 30, 1997.

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

        3.1 Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the S-4 Registration Statement).

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



                                Date:   August 13, 1997