Form 10QSB
period 1997-09-30
GEORGIA BANCSHARES INC /GA/
filed 1997-11-14
CIK 944169

                    US SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

     _X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                         For the quarterly period ended
                 September 30, 1997 ___ Transition report under
                 Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

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

                                    Yes X No

              Common stock, par value $4 per share: 584,228 shares
                       outstanding as of November 12, 1997


                  Traditional Small Business Disclosure Format:

                                    Yes X No

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
   Part I:  Financial Information
   Item 1.  Financial Statements

            Consolidated Balance Sheets (unaudited) September 30, 1997
            and (unaudited) December 31, 1996                              3

            Consolidated Statements of Earnings (unaudited) for the
            Three and Nine Months Ended September 30, 1997 and 1996        4

            Consolidated Statements of Cash Flows (unaudited) for
            the Nine Months Ended September 30, 1997 and 1996              5

            Notes to Consolidated Financial Statements (unaudited)         6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

  Part II:  Other Information                                             10

Part I:  Financial Information
Item 1.  Financial Statements
                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                     Assets

                                              September 30,         December 31,
                                                   1997                 1996
Cash and due from banks                        $ 5,449,302            1,443,556
Federal funds sold                               5,628,000            5,140,000
Investment securities available
  for sale (amortized cost
  of $15,933,504)                               15,878,138           15,870,086
Loans                                           42,484,385           31,639,976
Less:  Allowance for loan losses                   612,480              459,383
                                                   -------              -------
                   Loans, net                   41,871,905           31,180,593
Premises and equipment, net                      2,894,654            2,980,313
Other assets                                     2,107,725            1,735,929
                                                 ---------            ---------
                                              $ 73,829,724           58,350,477
                                                ==========           ==========
                    Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Non-interest-bearing                        $ 10,571,415            8,216,142
  Interest-bearing                              56,107,597           43,826,883
                                                ----------           ----------
                 Total deposits                 66,679,012           52,043,025
  Other liabilities                                700,308              211,684
                                                ----------           ----------
                 Total liabilities              67,379,320           52,254,709
                                                ----------           ----------
Stockholders' equity:
Common stock, $4 par value; authorized
  3,000,000 shares; issued and outstanding
  584,228 shares                                 2,336,912            2,336,912
Capital surplus                                  3,536,659            3,536,659
Accumulated deficit                                717,104              391,139
Unrealized loss on investment securities,
  net of tax                                      (140,271)            (168,942)
                                                 ---------            ---------

                 Total stockholders' equity      6,450,404            6,095,768
                                                ----------           ----------
                                            $   73,829,724           58,350,477
                                                ==========           ==========

See accompanying notes to consolidated financial statements.

                                                  GEORGIA BANCSHARES, INC.
                                                       AND SUBSIDIARY
                                           Consolidated Statements of Earnings
                             For the Three and Nine Months Ended September 30, 1997 and 1996
                                                       (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                  1997          1996                1997        1996
                                                                  ----          ----                ----        ----

Interest income:
     Loans                                                     $ 1,095,315       729,630         2,976,908     2,156,787
     Investment securities                                         241,000       234,828           739,627       675,004
     Interest on interest bearing deposits                              -            550                -         10,722
     Federal funds sold                                             98,758        73,805           139,340       162,185
                                                                    ------        ------           -------       -------
       Total interest income                                     1,435,073     1,038,813         3,855,875     3,004,698
                                                                 ---------     ---------         ---------     ---------
Interest expense:
     Demand deposits                                                64,588        58,059           192,367       157,151
     Savings deposits                                               50,398        53,881           145,737       162,717
     Time deposits                                                 555,227       342,151         1,365,933     1,016,866
     Other                                                               -           (91)            2,849         1,403
                                                                   -------          ----             -----         -----
          Total interest expense                                   670,213       454,000         1,706,886     1,338,137
                                                                   -------       -------        ----------    ----------
          Net interest income                                      764,860       584,813         2,148,989     1,666,561
Provision for loan losses                                           77,500        25,500           152,500        72,000
                                                                    ------       -------           -------        ------
          Net interest income after provision for
            loan losses                                            687,360       559,313         1,996,489     1,594,561
                                                                   -------      --------         ---------     ---------

Other income:
     Service charges on deposit accounts                            65,608        69,004           211,926       205,439
     Net gain (loss) on securities transactions                       (702)            -            (1,462)            -
     Gain on sale of loans                                          14,424             -            14,424             -
     Other operating income                                         32,967        25,029            91,763        53,152
                                                                    ------        ------            ------        ------
Total other income                                                 112,297        94,033           316,651       258,591
                                                                  --------        ------           -------      --------
Other expense:
     Salaries and other personnel expense                          269,435       224,535           823,935       637,467
Net occupancy and equipment expense                                 83,151        76,040           271,412       231,024
      Other operating expense                                      182,650       145,996           535,805       402,661
                                                                   --------      -------           -------      --------
          Total other expense                                      535,236       446,571         1,631,152     1,271,152
                                                                   -------     ---------         ---------    ----------
           Earnings before income taxes                            264,421       206,775           681,988       582,000
Income tax expenses                                                 93,190        67,470           239,178       187,710
                                                                    ------      --------           -------      --------
          Net earnings                                           $ 171,231       139,305           442,810       394,290
                                                                   =======      ========           =======      ========

Earnings per common share based on average
     outstanding shares of 584,228 in 1997
     and 1996                                                    $    .29           .23               .76            .67
                                                                      ===           ===               ===            ===

See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           1997         1996
                                                           ----         ----

Cash flows from operating activities:
    Net earnings                                    $    442,810      394,290
       Adjustments to reconcile net earnings to net
           cash provided by operating activities:
             Provision for loan losses                   152,500       72,000
             Deferred tax benefits                       (54,256)    (127,209)
             Depreciation, amortization and accretion    163,519      140,162
             Loss on sale of other real estate                 -        3,672
             Loss on sale of investments                   1,462            -
             Gain on sale of SBA loans                   (14,424)           -
             Change in assets and liabilities:
                Prepaid expenses and other assets       (330,190)      18,306
                Accrued expenses and other liabilities   488,624      330,239
                                                         -------     --------
                      Net cash provided (used) by
                        operating activities             850,045      831,460
                                                         -------      -------
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                           4,749,140    3,352,968
    Purchases of investment securities                (4,731,824)  (4,107,566)
    Net change in interest-bearing deposits in
       other banks                                             -      299,000
    Net increase in loans                            (10,988,052)  (2,117,698)
    Proceeds from sale of loans                          158,664            -
    Proceeds from sale of other real estate                    -       66,757
    Purchases of premises and equipment                  (63,369)    (944,712)
                                                         --------    ---------
                      Net cash provided (used) by
                        investing activities         (10,875,441)  (3,451,251)
                                                     ------------   ----------
Cash flows from financing activities:
    Net change in deposits                            14,635,987    6,523,262
    Dividends paid                                      (116,845)     (87,634)
                                                       ---------    ----------
                      Net cash provided (used) by
                        financing activities          14,519,142    6,435,628
                                                      ----------    ---------

Net increase (decrease) in cash and cash equivalents   4,493,746    3,815,837

Cash and cash equivalents at beginning of the period   6,583,556    4,325,395
                                                       ---------    ---------

Cash and cash equivalents at end of period          $ 11,077,302    8,141,232
                                                      ==========    =========
Supplemental cash flow information:
    Cash paid for interest                          $  1,524,898    1,040,809
                                                       =========    =========
    Cash paid for income taxes                      $    352,087            -
                                                         =======       ======
    Transfer from loans to other assets             $     38,891       11,486
                                                          ======       ======
    Change in unrealized loss on securities
     available for sale, net of tax                 $     28,671      206,355
                                                          ======      =======

See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

(3)    Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended September 30, 1997 and 1996 are:

                                       Three Months Ended       Six Months Ended
                                         September 30,            September 30,
                                          1997       1996        1997       1996
                                          ----       ----        ----       ----
        Printing and supplies          $ 21,523     14,287     $ 9,002    45,123
        Postage and courier               9,788     12,049      37,099    34,625

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                For Each of the Nine Months in the Periods Ended
                           September 30, 1997 and 1996


Interim Financial Condition
       Georgia Bancshares, Inc. (the "Company") reported total assets of $73,829,724 as of September 30, 1997, compared to $58,350,477 at December 31, 1996. The most significant change in the composition of assets was an increase in gross loans from $31,639,976 to $42,484,385. The increase in loans was funded primarily by an increase in deposits of $14,635,987 (34.27%). The growth in deposits has resulted from Bank's aggressive approach to relationship banking and increasing deposit rates. As a result of the loan growth, the loan to deposit ratio has increased to 63.72% from 60.80% at December 31, 1996. The Company's cash and cash equivalents have increased by $4,493,746 to $11,077,302 as of September 30, 1997.

Liquidity
       The Bank's liquid assets as a percentage of total deposits were 14.36% at September 30, 1997, compared to 12.65% at December 31, 1996. With the recent upward changes in interest rates, the deposits have increased significantly during the last few months. In addition to increasing rates on certificates of deposits, the Bank issued $ 2,500,000 in brokered deposits during June, to boost the level of deposits. The Company has approximately $3,900,000 in available federal fund lines of credit with correspondent banks. The Company has occasionally advanced on these lines during 1997. The maximum amount borrowed under these lines at any one time was $ 990,000. Periodically, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
       The capital of the Company totaled $6,450,404 as of September 30, 1997. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.50% at September 30, 1997, compared to 11.90% at December 31, 1996. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At September 30, 1997, the Bank had a risk-weighted total capital ratio of 13.55%, compared to 19.10% at December 31, 1996, and a Tier I risk-weighted capital ratio of 12.39%, compared to 17.80% at December 31, 1996. The decrease is primarily caused by the continued growth in the loans.

Asset Quality
       Nonperforming  assets  which  includes  nonaccruing  loans,   repossessed
collateral and loans for which payments are more than 90 days past due, totaled $561,188, an increase of $401,224 from December 31, 1996. There were no related party loans which were considered nonperforming at September 30, 1997. The composition of the nonperforming assets is presented in the following table:

                                           September 30,          December 31,
                                               1997                   1996
       Loans on nonaccrual                 $ 222,803                 11,469
       Other real estate owned               299,494                148,495
       Other repossessed collateral           38,891                      -
                                             -------                -------
             Total nonperforming assets    $ 561,188                159,964
                                           =========                =======
       Total nonperforming assets as
       a percentage of total loans
       (gross) and other real estate           1.31%                  0.50%
                                               =====                  =====

                           GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                For Each of the Nine Months in the Periods Ended
                           September 30, 1997 and 1996

       The allowance for loan losses totaled $612,480 at September 30, 1997, an increase of $153,097 from December 31, 1996. The allowance for loan losses represented 1. 44% and 1.45% of total loans at September 30, 1997 and December 31, 1996, respectively. An analysis of the allowance for loan losses since December 31, 1996 follows:

       Allowance for loan losses at December 31, 1996       $ 459,383

           Charge-offs:
            Commercial                                              -
            Real Estate                                             -
            Installment                                         4,373
                                                                -----
              Total                                             4,373

           Recoveries:
            Commercial                                              -
            Real Estate                                             -
            Installment                                         4,970
                                                                -----
              Total                                             4,970
                                                                -----
          Provision charge to income                          152,500
                                                              -------
      Allowance for loan losses at September 30, 1997       $ 612,480
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

Investment Securities
       At September 30, 1997, the Bank had $15,878,138 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $140,271 on September 30, 1997. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                For Each of the Nine Months in the Periods Ended
                           September 30, 1997 and 1996


Results of Operations

       Net interest income for the first nine months of 1997 was $2,148,989, an increase $482,428 (28.95%) compared to the same period for 1996. Interest income for the first nine months of 1997 was $3,855,875, representing an increase of $ 851,177 (28.33%) over the same period in 1996. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first six months of 1997 increased $368,749 (27.56%) compared to the same period in 1996.

       Amounts charged to expense related to the allowance for loan losses for the first nine months of 1997 increased $80,500 compared to the same period for 1996. The increase is primarily attributable to the loan growth for the first nine months in 1997 and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

       Other income for the first nine months of 1997 was $316,651, an increase of $58,060 (22.45%) compared to the same period in 1996. The Bank sold one SBA loan with an outstanding balance of $144,916 during the third quarter of 1997 for a gain of $ 14,424. The remaining increase was due to increases in cash value life insurance income of $28,281, service charges of $6,487 and other increases of $8,868.

       Other expenses for the first nine months of 1997 increased $360,000 (28.32%) compared to the first nine months in 1996. This increase is primarily attributable to a branch addition in October 1996. Approximately $219,226, or 60.90%, of the increase in other expenses is related to the branch addition.

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

        No reports were filed on Form 8-K during the nine months ended September 30, 1997.

        The following Exhibits are filed with or incorporated by reference in this Report as indicated below:

        2 Plan and Agreement of Reorganization, dated as of February 16, 1995, by and among the Bank, Interim and the Company (incorporated by reference from Appendix A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, Commission File No. 33-90742, filed with the Commission on March 31, 1995 (the S-4 Registration Statement")).

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



                            Date: November 13, 1997