Form 10KSB
period 1997-12-31
GEORGIA BANCSHARES INC /GA/
filed 1998-03-30
CIK 944169

     U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                     Commission file number
ended December 31, 1997                                     033-90742
                            Georgia Bancshares, Inc.
                 (Name of small business issuer in its charter)

       Georgia                                              58-2176047
(State of Incorporation)                                (I.R.S. Employer
                                                         Identification No.)
3333 Lawrenceville Highway
Tucker, Georgia                                              30084
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $5,822,477.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1998 was $ 6,876,960 based on an estimated market price of $ 15.00 per share, although there is no established trading market.

The number of shares outstanding of issuer's class of common stock at March 1, 1998 was 584,228 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end are incorporated by reference into Part III.

                                  Page 1 of 52

                            Exhibit Index on Page 51

                                TABLE OF CONTENTS
                                                                          Page
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.............................................1

ITEM 2.  DESCRIPTION OF PROPERTIES..........................................11

ITEM 3.  LEGAL PROCEEDINGS..................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.................................................12

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS......................................13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION.............................................14

ITEM 7.  FINANCIAL STATEMENTS ... ..........................................32

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................50

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT..............................................50

ITEM 10. EXECUTIVE COMPENSATION.............................................50

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT.................................50

ITEM 12. CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS.............................................50

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................51

SIGNATURES..................................................................52

                                     PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of Georgia Bancshares, Inc. (the "Company") to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company's market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)      Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the main office of the Bank located at 3333 Lawrenceville Highway, Tucker, Georgia 30084. The Bank also conducts business from its branch located at 4797 Highway 29, Lilburn, Georgia.

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

The Bank's loan portfolio at December 31, 1997, contains approximately 14.5% real estate construction loans, 51.6% real estate mortgage loans, 26.9% commercial loans and 7.0% consumer loans. The Bank's loan to deposit ratio at December 31, 1997 was approximately 61.7% with management's goal to increase this loan to deposit ratio to approximately 72.0% consistent with the Bank's lending practices.

The principal sources of income for the Bank are interest and fees collected on loans, interest on investment securities and service charges on deposit accounts. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank intends to emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach will emphasize the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-medium-size businesses in the community. All banking services will be continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful.
The Bank does not currently offer trust or permissible securities services.

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

The Bank, as a state chartered bank, will be permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The legislation provided that after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. If a bank is part of a bank holding company, all affiliates are treated as one, and the bank holding company organization is limited to only three counties for branching. On July 1, 1998, full statewide branching goes into effect and Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 4 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 1997, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 1997.

                                Capital Adequacy
                             (Dollars in thousands)

                                December 31, 1997
Leverage Ratio                           Amount                        Percent
                                         ------                        -------
     Actual                              $6,728,352                      10.3%
     Minimum Required (1)                $2,613,320                       4.0%
Risk-Based Capital:
Tier 1 Capital
     Actual                              $6,728,352                      12.0%
     Minimum Required                    $2,246.680                       4.0%
Total Capital
     Actual                              $7,421,031                      13.2%
     Minimum Required                    $4,493,360                       8.0%

(1) Represents the regular minimum requirement. Institution that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

The Federal  Deposit  Insurance  Corporation  Improvement  Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv)
significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined As one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 3%, and it is "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1997, the Bank met the definition of a "well capitalized" institution.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions such as orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

FDIC Insurance Assessments

The FDIC adopted regulations amending the deposit insurance assessments applicable to the Banks. The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the BIF.

Under the regulations, banks pay an assessment depending upon risk classification. Although the regulations were adopted by the FDIC as final regulations, the Board of the FDIC will consider whether changes in economic and industry conditions require adjustments in the range of assessment rates to be charged in future years.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups (well capitalized, adequately capitalized, or under capitalized) based on its capital ratios. The FDIC has also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include
(i) banks that are financially sound with only a few minor weaknesses, (ii) those banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. These supervisory evaluations modify premium rates within each of the three capital groups with the result being the nine risk categories and assessment rates based on a summary multiplier.

The Bank has been informed by the FDIC that the Bank have been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1998.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies issued an Interagency Policy Statement on discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices.

Regulation of the Company. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Federal Reserve") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, since June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to that date. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of the Interstate Banking Act, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

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

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank. In addition, a bank holding company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining approvals and consents of regulatory authorities in connection with such acquisitions.

On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. Among other things, these amendment to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted under Regulation Y; reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulatory taking into account such factors as: (i) demographic data about the community;
(ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in August, 1995, the Bank received a "satisfactory" CRA rating.

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's" covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(g) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, executive officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

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


Competition

The banking business is highly competitive. The Bank competes with other commercial banks that conduct operations in its primary service area.

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


Monetary Policy

Earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has an important impact on the operating results of banks and other financial institutions through its power to implement national monetary policy. The methods used by the Board include setting the reserve requirements of banks, establishing the discount rate on bank borrowings and conducting open market transactions in United States Government securities.


Employees

As of December 31, 1997, the Bank employed 24 full-time employees and 5 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.


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

On October 1, 1996, the Bank opened its sole branch located at 4797 Highway 29 in Lilburn, Georgia. The branch contains approximately 2,800 square feet on a
1.4 acre site. The branch has three inside teller stations, three outside drive-in teller stations, and one outside automatic teller machine.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes after consultation with legal counsel would have a material effect upon the operations or financial condition of the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1997.


















           [REMAINDER THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there were approximately 685 shareholders of record of the Company's common stock. Although there is no established trading market for the Company's common stock, the Company is aware of 193 private trades during the 1997 fiscal year at prices ranging from $12.00 to $13.00 per share. The Company paid cash dividends to shareholders in the amount of $.20 per share ($116,846 in the aggregate) in the year ended December 31, 1997. The only source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that any further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.











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


Financial Condition - 1997 vs. 1996

Total assets increased by $21,005,842 (36.0%) from December 31, 1996 to December 31, 1997. The increase is primarily due to an increase in net loans of $13,468,312 (43.2%) and in total investments of $2,964,895 (18.7%). These increases were funded by growth in deposits of $20,371,474 (39.1%) during 1997. The composition of the deposit portfolio changed significantly during 1997. During the year, the Company had significant increases in time deposits due to management's approach to relationship banking and increasing deposit rates. The time deposit category increased $14,058,306 (50.4%) during 1997. The level of savings accounts declined by $560,022 (10.2%) during 1997. Non-interest bearing and interest bearing demand deposits grew by $2,330,903 (28.4%) and $3,422,243 (33.1%) respectively during 1997. Since the increase in interest-bearing deposits was offset by growth in loans, the net interest margin was not impacted significantly.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, increased from $159,964 at December 31, 1996 to $547,869 at December 31, 1997. There were no related party loans which were considered nonperforming at December 31, 1997.

The Bank was most recently examined by its primary regulatory authority in July 1997. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Results of Operations - 1997 vs. 1996

The results of operations of the Company is dependent on net interest income, which is the difference between interest earned on earning assets and the interest paid on interest-bearing liabilities, and the ability to minimize loan losses and to control operating expenses.

Net earnings before taxes increased by $199,315 (26.2%) to $960,880 in 1997 from $761,565 in 1996. Net earnings after taxes for 1997 was $621,998, an increase of $86,541 compared to $535,457 in 1996. The return on average assets was .94% and 1.02% for the year ended December 31, 1997 and 1996, respectively.

Net interest income for 1997 was $2,940,320, an increase of $647,939 (28.3%), compared to $2,292,381 in 1996. Interest income for 1997 was $5,368,677, representing an increase of $1,248,484 (30.3%) for 1996. The growth in interest income was primarily due to the increase of funds available for loans and investments. Interest expense for 1997 increased $600,545 (32.9%) compared to 1996. The growth in interest expense was almost equal to the growth in interest income primarily due to the significant growth of time deposits. The net interest spread increased 18 basis points from 4.14% in 1996 to 4.32% in 1997.

The provision for loan losses for 1997 was $235,500 compared to $90,000 in 1996. The increase is primarily attributable to the growth in loans outstanding and the increase in non-performing loans. The allowance for loan losses represented approximately 1.5% of total loans as of December 31, 1997. The net amount of recoveries was $1,796 in 1997 compared to net charge-offs of $32,047 in 1996.
Management believes that the level of the allowance for loan losses is appropriate based upon the Bank's portfolio and the current economic conditions.

Other income for 1997 was $453,800, an increase of $80,550 from $373,250 in 1996. The majority of the increase was due to increased income from cash value life insurance policies of $26,093 and charges such as safe deposit box rental, merchant deposit fees and ATM surcharges. The Bank sold one SBA loan during 1997 for a gain of $14,424.

Other expenses for 1997 was $2,197,740 an increase of $383,674 (21.1%) compared to $1,814,066 in 1996. Approximately $284,535, or 74.16% of the increase in other expenses is related to the branch addition.

The Bank recognized income tax expense of $338,882 and $226,108 in 1997 and 1996, respectively. In prior years, the Bank had recorded a deferred tax valuation allowance since the realization of the deferred tax benefits was heavily dependent on future earnings. The deferred tax valuation allowance was reduced by $35,271 and $505,071, in 1996 and 1995, respectively, because it was more likely than not that future taxable income will be sufficient to realize all of the tax benefits for temporary differences including loss carryfowards.

Liquidity

The Bank must maintain a certain portion of its assets in funds that are readily available to pay on deposit withdrawals and to meet expected loan demands. Additionally, the Bank maintains relationships with correspondent banks to provide lines of credit for short-term funds on an as-needed basis. Presently, the Bank has secured and unsecured federal funds lines available from commercial banks of $1,500,000 and $2,400,000, respectively.

Cash and cash equivalents totaled $10,963,565 and $6,583,556 at December 31, 1997 and 1996, respectively. Cash inflows from operations totaled $996,732 in 1997, while outflows from investing activity totaled $16,871,351 which were primarily a net increase in loans. Inflows from financing activities totaled $20,254,628 which resulted from increases in deposits. A complete analysis of cash flows is presented later in the audited financial statements.

Capital Resources

The Company's ratios of stockholders' equity to total assets were 8.4% and 10.4% at December 31, 1997 and 1996, respectively. The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company was required to have Tier I and Total Capital to "risk weighted" assets ratios of 4% and 8%, respectively. The Company's ratios as of December 31, 1997 were 12.0% and 13.3% for Tier I and Total Capital ratios, respectively. Additionally, the Company is required to maintain a leverage ratio of at least 3%. At December 31, 1997, the Company's leverage ratio was 10.4%. While the current level of capital sufficiently meets the regulatory requirements, and the Company's current and foreseeable needs, management will continue to evaluate the capital needs of the Company.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems or the third parties computer systems with whom the Company relies upon. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. A recent assessment of the Bank's operations in regards to the Year 2000 issues indicates the costs associated with modifying computer systems and converting to new systems to be between $30,000 and $60,000.

Interest Rate Sensitivity

The objective of the Bank's asset-liability management policy is to minimize the effect of interest rate changes on the Bank's net interest margin. The Bank has an Asset-Liability Committee consisting of certain officers and directors of the Bank. The Committee's responsibility is to monitor the policies and procedures that have been formulated to ensure the appropriate composition of the Bank's asset/liability mix in order to properly manage the interest rate risks of the Bank's balance sheet and to ensure a consistent level of profitability.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1997 that are to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice in a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. The fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Estimates of projected repayments of loans with specified characteristics and investment securities with callable features are presented in the period of the anticipated call. Community Bank of Georgia's savings accounts and interest-bearing demand accounts (NOW and money market accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category.















                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]





                                                                   At December 31, 1997
                                                                 Maturing or Repricing in
                                                            Over 3        Over 1
                                                Three       Months         Year
                                               Months      Through        Through      Over 5
                                               or Less      1 Year        5 Years       Years        Total
                                               -------      ------        -------       -----        -----

                                                                   (Dollars in Thousand)
Interest-earning assets:
  Loans                                     $    24,943         3,194       16,364          845        45,346
Investment securities:
  Taxable                                         2,832         1,086        7,568        6,540        18,026
  Tax-Exempt                                         --            --           --          809           809
  Federal funds sold                              7,436            --           --           --         7,436
                                                 ------         -----       ------        -----        ------
Total interest-eaning assets                $    35,211         4,280       23,932        8,194        71,617
                                                 ======         =====       ======        =====        ======


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $    13,754            --           --           --        13,754
    Savings                                       6,148            --           --           --         6,148
Time                                              7,610        27,711        6,637            8        41,966
                                                 ------        ------        -----            -        ------
Total interest-bearing liabilities          $    27,512        27,711        6,637            8        61,868
                                                 ======        ======        =====            =        ======
Interest sensitive difference per
period                                            7,699      (23,431)       17,295        8,186
                                                  -----      --------       ------        -----
Cumulative interest sensitivity
difference                                  $     7,699      (15,732)        1,563        9,749
                                                  =====      ========        =====        =====
Cumulative difference to total
assets                                            9.70%      (19.83)%        1.97%       12.29%
                                                  =====      ========        =====       ======

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

Table 1
Average Balance Sheets

The table below shows the average balance sheets, including significant categories of interest-earning assets and interest-bearing liabilities for 1997 and 1996, and the average rate of interest earned or paid thereon:

                                                        1997                                     1996
                                                        ----                                     ----
                                                      Interest                                 Interest
                                       Average        Income/      Yield/       Average        Income/      Yield/
                                       Balances       Expense      Rate         Balances       Expense      Rate
                                                        (Amounts are presented in Thousands)
Assets:
Interest-earning assets:
  Loans (including loan fees)     $     38,512         4,108       10.67%     $  27,606   $     2,958       10.72%
  Investment securities:
     Taxable                            15,200           997        6.56%        14,444           922        6.38%
     Nontaxable                            145             8        5.52%             --           --          --%
  Interest earning deposits                 --            --          --%           446            10        5.26%
  Federal funds sold                     4,546           256        5.63%         4,311           230        5.34%
                                         -----         -----       ------        ------         -----        -----
  Total interest earning assets         58,403         5,369        9.19%        46,551         4,120        8.85%
Other non-interest earning
  assets                                 7,631                                    5,720
                                         -----                                    -----
  Total assets                    $     66,034                                $  52,271
                                        ======                                   ======
Liabilities and stockholders'
equity:
  Interest bearing liabilities:
     Deposits:
     Interest bearing demand
       and savings                $     15,713           461        2.94%     $  14,953           441        2.95%
     Time                               34,133         1,964        5.75%        23,821         1,386        5.81%
     Other borrowings                       40             3        7.50%            37             1        2.70%
                                        ------         -----        -----        ------         -----        -----
   Total interest bearing
     liabilities                        49,886         2,428        4.87%        38,811         1,828        4.71%

Other non-interest bearing
  liabilities                           10,180                                    7,660
Stockholders' equity                     5,968                                    5,800
                                         -----                                    -----
Total liabilities and
stockholders' equity              $     66,034                             $     52,271
                                        ======                                   ======
Excess of interest earning assets
over interest bearing liabilities $      8,517                             $      7,740
                                         =====                                    =====
Ratio of interest earning assets
to interest bearing liabilities         117.07%                                  119.94%
                                       =======                                  =======

Net interest income                                    2,941                                    2,292
                                                       =====                                    =====
Net interest spread                                                 4.32%                                    4.14%
                                                                    =====                                    =====
Net interest yield on interest
bearing assets                                                      5.03%                                    4.92%
                                                                    =====                                    =====


Nonaccrual loans and the interest which was recorded on these loans (both prior and subsequent to the time loans were placed on nonaccrual status, if any) are included in the yield calculation for all loans in all periods reported.

Table 2
Volume-Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1997 over 1996:


                                                                                 1997 over 1996
                                                                     Increase (decrease) due to changes in:
                                                                      (Amounts are presented in thousands)
                                                                       Volume              Rate               Total
Interest income on:
   Loans (including loan fees)                              $           1,164                (14)             1,150
   Investment securities:
       Taxable                                                             49                 26                 75
       Nontaxable                                                           8                 --                  8
   Federal funds sold                                                      13                 13                 26
   Interest on deposits in banks                                          (10)                --                (10)
                                                                       ------               ----             ------
       Total interest-earning assets                        $           1,224                 25              1,249
                                                                        =====                 ==              =====
Interest expense on:
   Deposits:
       Interest-bearing demand and savings                  $              21                 (1)                20
       Time                                                               592                (14)               578
   Other borrowings                                                         2                 --                  2
                                                                          ---               ----                ---
       Total interest-bearing liabilities                   $             615                (15)               600
                                                                          ===               ====                ===


Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 2
Volume-Rate Analysis, Continued

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1996 over 1995:

                                                                                1996 over 1995
                                                                Increase (decrease) due to changes in:
                                                                  (Amounts are presented in thousands)
                                                                        Volume              Rate               Total
Interest income on:
                                                            $             406                (5)                401
  Loans (including loan fees) Investment securities:
                                                                          150                 21                171
    Taxable
  Federal funds sold                                                       26               (16)                 10
  Interest on deposits in banks                                          (14)                (2)               (16)
                                                                        -----              -----              -----
    Total interest-earning assets                           $             568                (2)                566
                                                                          ===                ===                ===
Interest expense on:
  Deposits:
                                                            $              13               (39)               (26)
    Interest-bearing demand and savings
    Time                                                                  327               (16)                311
  Other borrowings                                                        (7)                 --                (7)
                                                                        -----               ----              -----
    Total interest-bearing liabilities                      $             333               (55)                278
                                                                        =====               ====              =====

Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 3
Investment Portfolio

The following table presents the investments by category at December 31, 1997 and 1996 (amounts are represented in thousands):

                                                            1997                                  1996
                                                            ----                                  ----
                                              Amortized          Estimated          Amortized          Estimated
                                                Cost            Fair Value            Cost            Fair Value
U.S. Treasury                                 $    881                 891              1,415              1,413
U.S. Government agencies                        10,799              10,790             12,457             12,388
Obligations of state and
  political subdivisions                           804                 809                 --                 --

Mortgage-backed securities                       6,372               6,345              2,100              2,069
                                                 -----               -----             ------             ------
      Totals                                  $ 18,856              18,835             15,972             15,870
                                                ======              ======             ======             ======




The amortized   costs  and   weighted average yields for investments at
December 31, 1997 are shown below (amounts are represented in thousands):

                                                                       Obligations
                                                                      of states and                             Weighted
                                       U.S.               U.S.          political              Mortgage          Average
                                     Treasury           Agencies        subdivions              Backed            Yields

Within 1 year                           $ 200                400             --                    --             5.33%
After 1 through 5 years                   200              6,158             --                 1,700             6.56%
After 5 through 10 years                   --              4,241             --                   336             6.54%
After 10 years                            481                 --            804                 4,336             6.19%
                                         ----                ---            ---                   ---             -----
      Totals                           $  881             10,799            804                 6,372             6.40%
                                          ===             ======            ===                 =====             ====


Table 4

Loan Portfolio

The following table presents loans by type at the end of 1997 and 1996 (amounts are presented in thousands):

                                                                                          December 31,

                                                                                         1997             1996
                                                                                         ----             ----
Commercial, financial and
agricultural                                                                      $     12,181            8,423
Real estate - construction                                                               6,587            3,597
Real estate - mortgage                                                                  23,393           17,331
Installment loans to
individuals                                                                              3,185            2,289
                                                                                         -----            -----
                                                                                  $     45,346           31,640
                                                                                        ======           ======

As  of  December  31,  1997,   the   maturities   of  loans  in  the   indicated
classifications were as follows (amounts are presented in thousands):

                      Commercial,
                      Financial and       Real Estate          Real Estate
Maturity              Agricultural        Construction         Mortgage           Consumer      Total
--------              ------------        ------------         --------           --------      -----
Within 1 yr           $    6,271               6,587               4,651              998       18,507
1 to 5 yrs                 4,324                  --               2,846            2,187        9,357
After 5 yrs                1,586                  --              15,896               --       17,482
                           -----                ----              ------            -----       ------
   Totals             $   12,181               6,587              23,393            3,185       45,346
                          ======               =====              ======            =====       ======


Table 4

As of December 31, 1997, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows (amounts are presented in thousands):



                                                                 Fixed               Variable

                                                            Interest Rates        Interest Rates         Total
Commercial, financial and agricultural:
  Less than one year                                     $        1,969                 4,302           6,271
  1 to 5 years maturity                                           2,906                 1,418           4,324
  After 5 years maturity                                            112                 1,474           1,586
                                                                    ---                 -----           -----
                                                                  4,987                 7,194          12,181
                                                                  -----                 -----          ------
Real estate - construction:
  Less than one year                                                 --                 6,587           6,587
  1 to 5 years maturity                                              --                    --              --
  After 5 years maturity                                             --                    --              --
                                                                   ----                  ----            ----
                                                                     --                 6,587           6,587
                                                                   ----                 -----           -----
Real estate - mortgage:
  Less than one year                                                909                 3,742           4,651
  1 to 5 years maturity                                           1,745                 1,101           2,846
  After 5 years maturity                                            578                15,318          15,896
                                                                    ---                ------          ------
                                                                  3,232                20,161          23,393
                                                                  -----                ------          ------
Consumer:
  Less than one year                                                834                   164             998
  1 to 5 years maturity                                           2,068                   118           2,187
  After 5 years maturity                                             --                    --              --
                                                                   ----                  ----            ----
                                                                  2,902                   282           3,185
                                                                  -----                   ---           -----
                                                          $      11,121                34,224          45,346
                                                                 ======                ======          ======


Table 4

The following summarizes past due and non-accrual loans and other real estate as of December 31, 1997 and 1996 (amounts are presented in thousands):


                                                                                     1997               1996
Other real estate and repossessions                                              $    310                148
Accruing loans 90 days or more past due                                                24                 --
Non-accrual loans                                                                     214                 11


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

Table 5
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses (amounts are presented in thousands):

                                                                                       December 31,
                                                                                   1997            1996
                                                                                   ----            ----
Balance at beginning of year                                                $      459                 401
Charge-offs:
  Commercial, financial and agricultural                                            --                  10
  Real estate                                                                       --                  40
  Installment loans to individuals                                                   4                  --
                                                                                   ---                ----
                                                                                     4                  50
                                                                                   ---                ----
Recoveries:
  Commercial, financial and agricultural                                            --                  11
  Real estate                                                                       --                  --
  Installment loans to individuals                                                   6                   7
                                                                                  ----                ----
                                                                                     6                  18
                                                                                  ----                ----
  Net charge-offs                                                                   (2)                 32
  Additions charged to operations                                                  236                  90
                                                                                   ---                 ---
  Balance at end of year                                                    $      697                 459
                                                                                   ===                 ===

Ration of net charge-offs during the period to average
loans outstanding during the period                                               .(01)%               .12%


Table 6
Allocation of the Allowance for Loan Losses

The following tables summarizes information concerning the allocation of the allowance for loan losses as of December 31, 1997:

Balance at End of Period                                                           Percent of Loans in Each
Applicable to :                                                  Amount            Category to Total Loans
Domestic
  Commercial, financial                                      $      29                    26.9%
    and agricultural
   Real Estate - Construction                                       39                    14.5%
   Real Estate - Mortgage                                          108                    51.6%
   Installment loans to individuals                                  9                     7.0%
Unallocated                                                        512                     N/A
                                                                   ---                   -----
                                                             $     697                   100.0%
                                                                  ====                   ======




Management's policy is to assign a risk rating based upon underlying collateral, the borrower's ability to repay, and the economic conditions and other factors relevant to the loan. The allowance for loan losses is provided based upon the risk ratings assigned or specific losses identified. An assessment of the adequacy of the allowance for loan losses is made monthly.

Table 7
Deposits

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table (amounts are presented in thousands):


                                                              1997                                  1996
                                                              ----                                  ----
                                                   Amount               Rate             Amount               Rate
Demand deposits:
      Non-interest bearing               $           9,409               --%               7,267                --%
      Interest-bearing
        demand and savings                          15,713              2.94%             14,953              2.95%
Time deposits                                       34,133              5.75%             23,821              5.81%
                                                    ------                                ------
               Totals                    $          59,255                                46,041
                                                    ======                                ======

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows (amounts are presented in thousands):


Within 3 months                                                                                         $     2,334
After 3 through 6 months                                                                                      9,277
After 6 through 12 months                                                                                     2,918
After 12 months                                                                                               1,932
                                                                                                             ------
               Totals                                                                                   $    16,461
                                                                                                             ======


Table 7


Selected Financial Data
(Dollars in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 1997, 1996 and 1995. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                                                      1997          1996           1995
                                                                                      ----          ----           ----
Interest income                                                               $      5,368         4,120          3,554
Interest expense                                                              $      2,428         1,828          1,550
Net interest expense                                                          $      2,940         2,292          2,004
Provision for loan losses                                                     $        236            90            127
Net earnings                                                                  $        622           535            955
Net earnings per share                                                        $       1.06           .92           1.63
Total average stockholders' equity                                            $      5,968         5,800          5,019
Total average assets                                                          $     66,034        52,271         44,007
Total assets at end of year                                                   $     79,356        58,350         47,389
Ratios:
    Net earnings to average assets                                                    .94%         1.02%          2.17%
    Net earnings to average
         stockholders' equity                                                       10.42%         9.22%         19.03%
    Average stockholders' equity to
         average assets                                                              9.04%        11.10%         11.41%



ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon included on the following pages are incorporated herein by reference.


                   Index to Consolidated Financial Statements
                                                                        Page

Report of Certified Public Accountants...................................F-1

Consolidated Balance Sheets - December 31, 1997 and 1996.................F-2

Consolidated Statements of Earnings for the
Years Ended December 31, 1997, 1996 and 1995.............................F-3

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995.............................F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1997, 1996 and 1995...................................F-5

Notes to Consolidated Financial Statements ..............................F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







The Board of Directors and Stockholders
Georgia Bancshares, Inc. and Subsidiary

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Georgia
Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   \s\PORTER KEADLE MOORE, LLP



Atlanta, Georgia
March 4, 1998



                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                     Assets

                                                                                               1997               1996
                                                                                               ----               ----
 Cash and due from banks, including reserve requirements
     of $269,000 and $197,000                                                           $   3,527,565          1,443,556
 Federal funds sold                                                                         7,436,000          5,140,000
                                                                                           ----------        -----------

       Cash and cash equivalents                                                           10,963,565          6,583,556

 Investment securities available for sale                                                  18,834,981         15,870,086
 Loans, net                                                                                44,648,905         31,180,593
 Premises and equipment, net                                                                2,853,414          2,980,313
 Accrued interest receivable and other assets                                               2,055,454          1,735,929
                                                                                           ----------        -----------

                                                                                        $  79,356,319         58,350,477
                                                                                           ==========         ==========
                      Liabilities and Stockholders' Equity

 Deposits:
   Demand                                                                               $  10,547,045          8,216,142
   Interest-bearing demand                                                                 13,753,667         10,331,424
   Savings                                                                                  6,147,558          5,587,536
   Time                                                                                    41,966,229         27,907,923
                                                                                           ----------         ----------

       Total deposits                                                                      72,414,499         52,043,025

 Accrued interest payable and other liabilities                                               291,043            211,684
                                                                                             --------            -------
       Total liabilities                                                                   72,705,542         52,254,709
                                                                                           ----------         ----------

 Commitments

 Stockholders' equity:
   Common stock, $4 par value; authorized 3,000,000
     shares; 584,228 issued and outstanding                                                 2,336,912          2,336,912
   Additional paid-in capital                                                               3,536,659          3,536,659
   Retained earnings                                                                          896,291            391,139
   Net unrealized losses on securities
     available for sale, net of tax                                                          (119,085)         (168,942)
                                                                                             --------          --------

       Total stockholders' equity                                                           6,650,777          6,095,768
                                                                                           ----------         ----------

                                                                                        $  79,356,319         58,350,477
                                                                                           ==========         ==========






See accompanying notes to consolidated financial statements.




                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                         1997           1996            1995
                                                                         ----           ----            ----
 Interest income:
     Interest and fees on loans                                   $    4,107,629      2,957,699      2,557,559
     Interest on federal funds sold                                      256,095        229,793        220,168
     Interest on deposits in other banks                                       -         10,721         25,954
     Interest and dividends on investment securities:
       U.S. Treasuries and Government agencies                           785,352        785,191        524,968
       Mortgage backed securities and collateralized
         mortgage obligations                                            211,568        136,789        225,595
       Obligations of state and political subdivisions                     8,033           -           -
                                                                        --------      ---------      ---------
           Total interest income                                       5,368,677      4,120,193      3,554,244
                                                                       ---------      ---------      ---------

 Interest expense:
     Interest-bearing demand                                             264,759        227,149        196,244
     Savings                                                             196,754        213,720        270,703
     Time                                                              1,963,919      1,385,576      1,074,854
     Other                                                                 2,925          1,367          8,196
                                                                       ---------      ---------      ---------

           Total interest expense                                      2,428,357      1,827,812      1,549,997
                                                                       ---------      ---------      ---------

           Net interest income                                         2,940,320      2,292,381      2,004,247

 Provision for loan losses                                               235,500         90,000        126,900
                                                                       ---------    -----------     ----------

           Net interest income after provision for                     2,704,820      2,202,381      1,877,347
                                                                       ---------    -----------     ----------
             Losses

 Other income:
     Service charges and fees on deposits                                305,965        296,890        247,415
     Gain (loss) on sales of investment securities                        (2,774)             -        (10,941)
     Other                                                               150,609         76,360         64,926
                                                                       ---------    -----------    -----------

           Total other income                                            453,800        373,250        301,400
                                                                       ---------     ----------     ----------

 Other expenses:
     Salaries and employee benefits                                    1,098,957        924,253        758,628
     Occupancy                                                           323,592        265,856        278,207
     Other                                                               775,191        623,957        496,525
                                                                       ---------     ----------     ----------

           Total other expenses                                        2,197,740      1,814,066      1,533,360
                                                                       ---------      ---------      ---------

           Earnings before income taxes                                  960,880        761,565        645,387

 Income tax expense (benefit)                                            338,882        226,108       (309,447)
                                                                       ---------     ----------      ---------

           Net earnings                                           $      621,998        535,457        954,834
                                                                       =========     ==========     ==========

 Earnings per common share                                        $         1.06            .92           1.63
                                                                            ====            ===           ====

 Earnings per common share - assuming dilution                    $         1.05            .91           1.63
                                                                            ====            ===           ====

See accompanying notes to consolidated financial statements.






                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                    Net
                                                                                                Unrealized
                                                                                                   Gains
                                                                                                 (Losses)
                                                                                   Related          On
                                          Common Stock             Additional      Earnings      Securities
                                      Number                         Paid-In     (Accumulated     Available
                                    of  Shares      Amount           Capital       Deficit)      for Sale        Total

Balance, December 31, 1994            584,228    $ 2,336,912        3,536,659     (1,011,518)     (311,531)   4,550,522

Net earnings                                -              -                -        954,834          -         954,834

Changes in unrealized gains
    (losses) on securities
    available for sale                      -              -                -              -       224,341      224,341
                                     --------    -----------       ----------      ---------       -------      -------
Balance, December 31, 1995            584,228      2,336,912        3,536,659        (56,684)      (87,190)   5,729,697

Net earnings                                -              -                -        535,457             -      535,457

Dividends paid                              -              -                -        (87,634)            -      (87,634)

Changes in unrealized gains
    (losses) on securities
    available for sale                      -              -                -              -       (81,752)       81,752)
                                        -----      ---------       ----------    -----------      --------      --------

Balance, December 31, 1996            584,228      2,336,912        3,536,659        391,139      (168,942)    6,095,768

Net earnings                                -              -                -        621,998             -       621,998

Dividends paid                              -              -                -       (116,846)            -      (116,846)

Changes in unrealized gains
    (losses) on securities
    available for sale                      -              -                -         49,857                      49,857
                                         ----       --------        ---------         ------      --------    ----------

 Balance, December 31, 1997           584,228    $ 2,336,912        3,536,659        896,291      (119,085)    6,650,777
                                      =======      =========        =========       ========      ========    ==========










See accompanying notes to consolidated financial statements.



                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995
                                                                              1997             1996              1995
                                                                              ----             ----              ----
 Cash flows from operating activities:
     Net earnings                                                      $     621,998          535,457            954,834
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation, amortization and accretion                            177,732          133,724            117,284
         Deferred tax benefit                                                (91,675)          21,664           (309,447)
         Provision for loan losses                                           235,500           90,000            126,900
         Provision for other real estate losses                                    -           32,118             25,000
         Loss (gain) on sales of investment securities                         2,774                -             10,491
         Loss on disposal of fixed assets                                          -           11,689                  -
         Change in:
           Accrued interest receivable and other assets                      (28,956)         (75,123)          (193,124)
           Accrued interest payable and other liabilities                     79,359           18,428             (2,662)
                                                                           ---------          -------            -------
                Net cash provided by operating activities                    996,732          767,957            729,276
                                                                           ---------          -------            -------

Cash flows from investing activities:
   Proceeds from sales, paydowns, and maturities of
     investment securities-HTM                                                     -                -          1,164,938
   Proceeds from sales, paydowns, and maturities of
     investment securities-AFS                                            10,191,714        4,076,110          3,638,302
   Purchases of investment securities-AFS                                (13,076,772)      (6,207,614)        (7,104,735)
   Net change in interest-bearing deposits in other banks                          -          299,000            496,000
   Net change in loans                                                   (13,912,344)      (6,050,114)        (3,836,323)
   Purchase of cash value life insurance policies                                  -                -           (800,000)
   Purchases of premises and equipment                                       (73,949)      (1,183,111)           (19,222)
   Proceeds from other real estate sales                                           -           66,757                  -
   Improvements to other real estate                                               -                -            (14,098)
                                                                          ----------       ----------          ---------

                Net cash used by investing activities                    (16,871,351)      (8,998,972)        (6,475,138)
                                                                          ----------       ----------          ---------

Cash flows from financing activities:
   Payment of dividends                                                     (116,846)         (87,634)                 -
   Net change in deposits                                                 20,371,474       10,576,810          6,520,095
                                                                          ----------       ----------          ---------

                Net cash provided by financing activities                 20,254,628       10,489,176          6,520,095
                                                                          ----------       ----------          ---------

   Net change in cash and cash equivalents                                 4,380,009        2,258,161            774,233

Cash and cash equivalents at beginning of year                             6,583,556        4,325,395          3,551,162
                                                                          ----------      -----------          ---------

Cash and cash equivalents at end of year                               $  10,963,565        6,583,556          4,325,395
                                                                          ==========      ===========          =========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $   2,369,631        1,801,418          1,535,606
   Income taxes paid                                                   $     448,661          175,924                  -

   Noncash investing and financing activities:
     Transfers from loans to other assets                              $     208,532                -             56,399
     Transfer of securities held to maturity to
       securities available for sale                                   $           -                -          4,109,996
     Change in unrealized loss on securities
       available for sale, net of tax                                  $      49,857          (81,752)           224,341

See accompanying notes to consolidated financial statements.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations and Reorganization
       On May 18, 1995, stockholders of Community Bank of Georgia (formerly known as DeKalb State Bank) (the Bank) approved a plan of reorganization whereby, a bank holding company would be formed by exchanging one share of Bank stock for one share of Georgia Bancshares, Inc. (the Company) stock. The reorganization transaction was accounted for similar to a pooling of interests. All of the Company's activities are currently conducted by its wholly-owned subsidiary, Community Bank of Georgia. The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has two offices, one office in Tucker (DeKalb County) and one office in Lilburn (Gwinnett County), both suburbs of metropolitan Atlanta, Georgia, and conducts its banking activities primarily in these counties.

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

       Investment Securities
       The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1997 and 1996 there were no trading or held to maturity securities.

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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       Investment Securities, continued
       A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

       Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

       Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. The Bank has no material amounts of impaired loans at December 31, 1997 and 1996.

       Allowance for Loan Losses
       The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

              Buildings and improvements                          31 years
              Equipment, furniture and fixtures               5 - 20 years

       Other Real Estate
       Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting literature defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to income through an allowance for losses on other real estate in the period in which the need arises.

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

       In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, management evaluates the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

       Statement of Cash Flows
       For purposes of reporting cash flows, the Company includes cash and due from banks and federal funds sold.

       Net Earnings Per Common Share
       Statement of Financial Accounting Standards (FASB) No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All earnings per common share amounts have been restated to conform to the provisions of FASB No. 128.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       Net Earnings Per Common Share, continued
       FASB No. 128 requires the presentation on the face of the earnings statement of earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per common share" and "earnings per common share - assuming dilution." Earnings per common share amounts for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                 For the Year Ended December 31, 1997

                                                            Net Earnings            Common Share            Per Share
                                                            (Numerator)             (Denominator)           Amount

     Earnings per common share                            $     621,998                 584,228              $ 1.06
                                                                                                               ====
     Effects of dilutive stock options                                -                   5,468
                                                               -------                 -------
     Earnings per common share - assuming
       dilution                                           $     621,998                 589,696              $ 1.05
                                                                =======                 =======                ====


                                                                 For the Year Ended December 31, 1996

                                                            Net Earnings            Common Share            Per Share
                                                            (Numerator)             (Denominator)           Amount
     Earnings per common share:                           $     535,457                 584,228              $ 0.92
                                                                                                               ====
     Effects of dilutive stock options                               -                    2,795
                                                                -------                   -----
     Earnings per common share - assuming                 $     535,457                 587,023              $ 0.91
       dilution                                                 =======                 =======                ====


                      For the Year Ended December 31, 1995

                                                            Net Earnings            Common Share            Per Share
                                                            (Numerator)             (Denominator)           Amount
     Earnings per common share                            $     954,834                 584,228             $ 1.63
                                                                                                              ====
     Effects of dilutive stock options                               -                        -
                                                                ------                   ------
     Earnings per common share - assuming
       dilution                                             $  954,834                  584,228             $ 1.63
                                                               =======                  =======               ====


     Recent Accounting Pronouncements
     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" ("SFAS 127"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 127 simply defers, until January 1, 1998, the effective date of selected provisions of a previously issued accounting and disclosure standard. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(2)    INVESTMENT SECURITIES
       Investment securities available for sale at December 31, 1997 and 1996, are as follows:

                                                                            December 31, 1997
                                                          Gross           Gross            Gross        Estimated
                                                        Amortized      Unrealized       Unrealized        Fair
                                                          Cost            Gains           Losses          Value
         U.S. Treasuries and U.S.
              Government agencies                  $    11,680,106          25,782         25,049       11,680,839
         Mortgage-backed securities
              and collateralized mortgage
              obligations                                6,372,133           8,869         36,280        6,344,722
         State and Municipal Securities                    803,961           5,459          -              809,420
                                                      ------------         -------     ----------     ------------

                      Total                        $    18,856,200          40,110         61,329       18,834,981
                                                        ==========          ======         ======       ==========


                                                                            December 31, 1996
                                                          Gross           Gross            Gross        Estimated
                                                        Amortized      Unrealized       Unrealized        Fair
                                                          Cost            Gains           Losses          Value
         U.S. Treasuries and U.S.
              Government agencies                  $    13,871,668          26,501         97,438        13,800,731
         Mortgage-backed securities
              and collateralized mortgage
              obligations                                2,099,999           8,268         38,912         2,069,355
                                                       -----------         -------         ------         ---------

                      Total                        $    15,971,667          34,769        136,350        15,870,086
                                                        ==========          ======        =======        ==========

       The amortized cost and fair value of securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     Amortized     Estimated
                                                                                       Costs       Fair Value

        Within 1 year                                                        $         599,929        599,260
        1 to 5 years                                                                 6,358,150      6,353,419
        5 to 10 years                                                                4,241,147      4,238,359
        Over 10 years                                                                1,284,841      1,299,221
        Mortgage-backed securities and collateralized
              mortgage obligations                                                   6,372,133      6,344,722
                                                                                   -----------    -----------

                                                                           $        18,856,200     18,834,981
                                                                                    ==========     ==========

       Proceeds from sales of securities available for sale during 1997 and 1995 were $4,510,305 and $1,976,450, respectively. Gross gains of $2,587 and $89,780 and gross losses of $5,361 and $100,721 were realized on those sales in 1997 and 1995, respectively. There were no sales of securities during 1996.

       Securities with a carrying value of approximately $700,000 at December 31, 1997 and 1996, were pledged to secure public deposits as required by law.

       At December 31, 1997 and 1996, the Bank has no outstanding derivative financial instruments such as swaps, options, futures, or forward contracts.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(3)    LOANS
       Major classifications of loans are summarized as follows:

                                                                                           1997             1996
                                                                                           ----             ----
                Commercial                                                        $    12,181,292           8,422,757
                Real estate - mortgage                                                 23,392,894          17,331,685
                Real estate - construction and land development                         6,586,647           3,596,614
                Consumer                                                                3,184,751           2,288,920
                                                                                        ---------           ---------

                                                                                       45,345,584          31,639,976
                Less: Allowance for loan losses                                           696,679             459,383
                                                                                          -------             -------

                     Net loans                                                    $    44,648,905          31,180,593
                                                                                       ==========          ==========

       The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Georgia counties of DeKalb and Gwinnett. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

       An analysis of the activity in the allowance for loan losses is presented below:

                                                                                  1997          1996          1995
                                                                                  ----          ----          ----

              Balance at beginning of year                               $       459,383         401,430      325,357
              Provision for loan losses                                          235,500          90,000      126,900
              Loans charged off                                                   (4,374)        (49,966)     (70,562)
              Recoveries on loans charged off                                      6,170          17,919       19,735
                                                                                --------        --------     --------

              Balance at end of year                                     $       696,679         459,383      401,430
                                                                                 =======         =======      =======

(4)    PREMISES AND EQUIPMENT
       Premises and equipment are summarized as follows:

                                                                                  1997           1996
                                                                                  ----           ----

           Land                                                          $     1,334,914       1,334,914
           Buildings and improvements                                          1,157,414       1,150,819
           Equipment, furniture and fixtures                                   1,045,461         993,340
                                                                               ---------      ----------

                                                                               3,537,789       3,479,073
           Less: Accumulated depreciation                                        684,375         498,760
                                                                              ----------      ----------

                                                                         $     2,853,414       2,980,313
                                                                               =========       =========

       Depreciation expense was approximately $201,000, $149,000 and $131,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(5)    EMPLOYEE AND DIRECTOR BENEFIT PLANS
       In November 1995, the Bank purchased life insurance contracts to provide benefits to its directors under Executive Supplemental Income Plan agreements. Under these agreements, the Bank is obligated to pay death benefits to the beneficiaries of its directors. These death benefits are funded through the purchase of split-dollar whole life insurance policies on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank contributions to the plan each year. In the event the insurance contracts fail to produce certain returns, the Bank has no obligation to contribute to the plan. At December 31, 1997 and 1996, the cash surrender value of the insurance contracts was approximately $858,000 and $816,000, and is included as a component of other assets. Expenses totaling $19,216 were incurred for benefits relating to this plan during 1997. Income related to the insurance policies of $42,249 and $16,156 was included in other income for the years ended December 31, 1997 and 1996, respectively.

       The Company also has a defined contribution plan intended to comply with the requirements of section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan during 1997, 1996 or 1995.

(6)    DEPOSITS
       At December 31, 1997, maturities of time deposits are as follows:

         Maturing In:
           1998                                                        $      35,321,649
           1999                                                                2,186,297
           2000                                                                1,367,070
           2001                                                                1,204,624
           2002                                                                1,878,671
           Thereafter                                                              7,918
                                                                               ---------

                                                                       $      41,966,229
                                                                              ==========

       Deposits from related parties totaled approximately $1,279,000 and $2,111,000 at December 31, 1997 and 1996. Time deposits of $100,000 or more were approximately $16,461,000 and $9,006,000 at December 31, 1997 and 1996.

(7)    INCOME TAXES
       In 1995 the Company reduced the deferred tax valuation allowance by approximately $505,000 because it was more likely than not that future taxable income will be sufficient to realize substantially all of the tax benefits for deductible temporary differences including loss carryforwards.

       The consolidated income tax expense (benefit) is summarized as follows:

                                                                              1997             1996             1995
                                                                              ----             ----             ----

           Current tax expense                                         $     430,557          204,444               -
           Deferred tax expense                                              (91,675)          56,935         195,624
           Reduction in deferred tax valuation
                allowance                                                         -           (35,271)       (505,071)
                                                                             -------          -------         -------

                                                                       $     338,882          226,108        (309,447)
                                                                             =======          =======         =======

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(7)    INCOME TAXES, continued
       Income tax expense at the statutory federal income tax rate is reconciled to the Company's actual benefit as follows:

                                                                              1997           1996             1995
                                                                              ----           ----             ----

        Tax provision at statutory rate                              $       326,699        258,932           219,432
        Reduction in deferred tax valuation allowance                           -           (35,271)         (505,071)
        Other                                                                 12,183          2,447           (23,808)
                                                                              ------          -----           -------

                                                                     $       338,882        226,108          (309,447)
                                                                             =======        =======          ========

       The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred taxes.

                                                                                             1997             1996
                                                                                             ----             ----
             Deferred income tax assets:
                Allowance for loan losses                                               $   211,182           121,786
                Unrealized losses on securities available for sale                            8,055            38,560
                Deferred compensation                                                        17,472            -
                Deferred loan fees                                                            7,125            14,252
                Gain on foreclosure                                                          29,094            17,000
                Operating loss and credit carryforwards                                      36,820            55,711
                Other                                                                            -              1,925
                                                                                              -----             -----

                   Total gross deferred income tax assets                                   309,748           249,234
                                                                                            -------           -------

              Deferred income tax liabilities consisting of
                premises and equipment                                                      (28,158)          (28,814)
                                                                                           --------          --------

                   Net deferred income taxes                                            $   281,590           220,420
                                                                                            =======           =======

       At December 31, 1997, the Bank had remaining loss carryforwards of approximately $286,000 for state income tax purposes, which begin to expire in 2006.

(8)    DIVIDEND RESTRICTIONS
       Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Banking regulations restrict the amount of dividends which the Bank may pay without obtaining prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1997, the Bank could have declared dividends without prior approval of regulatory authorities of approximately $320,000.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(9)    STOCK OPTIONS
       In May 1996, the Company adopted the Directors Stock Option Plan. This plan provides for the issuance of stock options for up to 40,000 shares of the Company's common stock. Options under this plan are granted at a rate of 815 shares per year for each director who meets specific attendance standards. Options under the plan are at an option price equal to the book value per share as of December 31 of the fiscal year for which the options are granted. The options are exercisable any time after the date of grant, and expire ten years from date of the grant. During 1997 and 1996 the Company granted options on 4,890 and 5,705 shares at a price of $10.43 and $9.81 per share under the Directors Stock Option Plan, respectively. No options were exercised in 1997 or 1996. The total number of options outstanding under the Directors Stock Option Plan at December 31, 1997 were 10,595 shares.

       Additionally, in May 1996, the Company adopted the Employee Incentive Stock Option Plan. This plan provides for the issuance of stock options for up to 40,000 shares of the Company's common stock. Options under this plan are granted at the discretion of the Company's Board of Directors. Options under the plan are at an option price not less than the fair value of the Company's common stock at the date of grant. The options are exercisable any time after the date of the grant, subject to restrictions determined by the Board, and expire ten years from date of the grant. During 1997, the Company granted options on 1,900 shares at a price of $12.50 per share under the Employee Stock Option Plan. No options were exercised in 1997.

       SFAS No. 123, "Accounting for Stock Based Compensation," became effective for the Company January 1, 1996. This statement encourages but does not require entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 1997, 1996 or 1995 related to the stock option plan. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the new statement, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

                                                                   1997          1996          1995
                                                                   ----          ----          ----

           Net earnings                     As reported     $    621,998      535,457       954,834
                                            Proforma        $    610,138      527,110       954,834

           Earnings per common share
                                            As reported     $       1.06          .92          1.63
                                            Proforma        $       1.04          .90          1.63

           Earnings per common share - assuming dilution
                                            As reported     $       1.05          .91          1.63
                                            Proforma        $       1.03          .90          1.63

       The weighted average grant-date fair value of all options granted in 1997 and 1996 was 2.82 and 2.36, respectively.

       The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2%; risk free interest rates of 6.00% and 5.11%, and an expected life of 5 years.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(10)   RELATED PARTY TRANSACTIONS
       The Bank conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1997:

           Beginning balance                                                            $          327,138
                  Loans advanced                                                                   400,298
                  Repayments                                                                       104,770
                                                                                                   -------

              Ending balance                                                            $          622,666
                                                                                                   =======

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

                                                                                              December 31,
                                                                                              Approximate
                                                                                            Contract Amount

                                                                                           1997         1996

          Financial instruments whose contract
            amounts represent credit risk:
               Commitments to extend credit                                         $  16,086,000   10,005,000
               Standby letters of credit and
                 financial guarantees written                                       $      59,000      124,000

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

       Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies. All letters of credit were collateralized at December 31, 1997 and 1996.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(12)   SUPPLEMENTAL FINANCIAL DATA
       Components of other operating expenses in excess of 1% of total interest and other income for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                         1997              1996            1995
                                                                         ----              ----            ----

        Regulatory agency assessments                             $       15,554           11,182         49,974
        Professional fees                                         $       58,290           55,467         67,388
        Advertising and marketing                                 $       56,408           63,026         45,937
        Stationery and supplies                                   $       75,190           62,065         41,915
        Data processing fees                                      $      106,250           63,650         38,737
        Postage and courier                                       $       46,590           47,587         40,090

(13)  GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets
                           December 31, 1997 and 1996
                                     Assets
                                                                                           1997             1996
                                                                                           ----             ----

          Cash                                                                  $          11,515            20,001
          Investment in bank subsidiary                                                 6,609,267         6,036,779
          Other assets                                                                     29,995            38,988
                                                                                           ------            ------

                                                                                        6,650,777         6,095,768

                              Stockholders' Equity

           Stockholders' equity                                                 $       6,650,777         6,095,768
                                                                                        =========         =========

                             Statements of Earnings

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                        1997         1996          1995
                                                                                        ----         ----          ----
            Income:
                Interest income                                                 $         341          608             -
                Dividends from bank subsidiary                                        116,844       87,634        75,000
                                                                                      -------       ------        ------
                                                                                      117,185       88,242        75,000
                                                                                      -------       ------        ------

            Other operating expenses                                                   26,824       19,633         5,235
                                                                                       ------       ------         -----

                Earnings before income taxes and equity in
                  undistributed earnings of bank subsidiary                            90,361       68,609        69,765

            Income tax benefit                                                          9,004        8,248            -
                                                                                        -----        -----        -----

           Earnings before equity in undistributed earnings
                of bank subsidiary                                                     99,365       76,857        69,765
           Equity in undistributed earnings of bank subsidiary                        522,633      458,600       885,069
                                                                                      -------      -------       -------

                   Net earnings                                                 $     621,998      535,457       954,834
                                                                                      =======      =======       =======

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(13) GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, continued

                            Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                              1997         1996         1995
                                                                              ----         ----         ----
     Cash flows from operating activities:
         Net earnings                                                    $   621,998     535,457      954,834
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
              Equity in undistributed earnings of bank                      (522,633)   (458,600)    (885,069)
              subsidiary
              Amortization and depreciation                                    9,892       9,382        3,849
              Change in other assets                                            (899)     (5,030)     (47,188)
                                                                            --------    --------      -------

              Net cash provided by operating activities                      108,358      81,209       26,426
                                                                             -------    --------       ------

     Cash flows from financing activities:
         Proceeds from notes payable                                               -           -       26,426
         Payment of notes payable                                                  -           -      (26,426)
         Payments of dividends                                              (116,844)    (87,634)           -
                                                                             -------    --------        -----

              Net cash used by financing activities                         (116,844)    (87,634)           -
                                                                             -------    --------        -----

     Net change in cash                                                       (8,486)     (6,425)      26,426

     Cash at beginning of the period                                          20,001      26,426            -
                                                                            --------    --------       ------

     Cash at end of period                                               $    11,515      20,001       26,426
                                                                             =======    ========       ======

     Supplemental disclosure of noncash investing activities:
     Exchange of Bank common stock for Company common stock              $         -           -    4,550,222
                                                                              ======       =====    =========

     Change in unrealized loss on investment securities available
       for sale of bank subsidiary, net of tax                           $    49,857     (81,752)     224,341
                                                                             =======     =======     ========

(14)   REGULATORY MATTERS
       The Company is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined, to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company meets all capital adequacy requirements to which it is subject.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(14)   REGULATORY MATTERS, continued
       As of December 31, 1997 the most recent notification from the various regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

       The Company's actual capital amounts and ratios are also presented in the table below.

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                             For Capital        Prompt Corrective
                                                       Actual             Adequacy Purposes     Action Provisions
                                                  Amount     Ratio       Amount      Ratio      Amount      Ratio

 As of December 31, 1997
    Total Capital
    (to Risk Weighted Assets):
        Consolidated                       $   7,462,542     13.3%     4,495,694    >8.0%     N/A          N/A
                                                                                    -
        Bank only                          $   7,421,031     13.2%     4,493,360    >8.0%     5,616,700    >10.0%
                                                                                    -                      -
    Tier 1 Capital
     (to Risk Weighted Assets):
        Consolidated                       $   6,769,863     12.0%     2,247,847    >4.0%     N/A          N/A
                                                                                    -
        Bank only                          $   6,728,352     12.0%     2,246,680    >4.0%     3,370,020    >6.0%
                                                                                    -                      -
    Tier 1 Capital
     (to Average Assets):
        Consolidated                       $   6,769,863     10.4%     2,615,220    >4.0%     N/A          N/A
                                                                                    -
        Bank only                          $   6,728,352     10.3%     2,613,320    >4.0%     3,266,650    >5.0%
                                                                                    -                      -

 As of December 31, 1996
    Total Capital
    (to Risk Weighted Assets):
       Consolidated                        $   6,724,093     16.9%     3,180,760    >8.0%     N/A          N/A
                                                                                    -
       Bank only                           $   6,665,104     16.8%     3,177,840    >8.0%     3,972,300    >10.0%
                                                                                    -                      -
    Tier 1 Capital
    (to Risk Weighted Assets):
        Consolidated                       $   6,264,710     15.8%     1,590,380    >4.0%     N/A          N/A
                                                                                    -
        Bank only                          $   6,205,721     15.6%     1,588,920    >4.0%     2,383,390    > 6.0%
                                                                                    -                      -
    Tier 1 Capital
    (to Average Assets):
       Consolidated                        $   6,264,710     12.0%     2,092,805    >4.0%     N/A          N/A
                                                                                    -
       Bank only                           $   6,205,721     11.9%     2,091,285    >4.0%     2,614,106 >5.0%
                                                                                    -                   -

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information set forth under the caption "Election of Directors" and "Bank Management" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.






                 [REMAINDER THIS PAGE LEFT INTENTIONALLY BLANK]

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item 7.

         2.  Financial Statement Schedules

         All schedules have been omitted as the required information is not applicable.

         3.  Exhibits

         Exhibit Numbers

         3.1*    Articles of Incorporation
         3.2*    Bylaws
         10.1*   Employment Contract between Ted A. Murphy and DeKalb State Bank
         10.2 Employment Contract between Ted A. Murphy and Community Bank of Georgia dated as of January 1, 1998.
         21.1    Subsidiaries  of  the  Company.  The  sole  subsidiary  of the
                 Company is Community Bank of Georgia, Tucker, Georgia, which is wholly-owned by the Company.

       *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No.
         33-90742) and such documents are incorporated herein by reference.

(b)      Reports on Form 8-K

         No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1998.

GEORGIA BANCSHARES, INC.

By:  /s/ Ted A. Murphy
    Ted A. Murphy
    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 1998.

          Signature                                      Title


/s/ Ted A. Murphy                              President (Principal Executive
Ted A. Murphy                                    Officer) and Director


/s/ Eugene L. Argo                             Director
Eugene L. Argo

/s/ James L. Armstrong, Jr.                    Director
James L. Armstrong, Jr.


/s/ Thomas M. Carnes                           Director
Thomas M. Carnes


/s/ H. E. Norton                               Director
H.E. Norton


/s/ Robert C. Pittard                          Director
Robert C. Pittard


/s/ Dean T. Teusaw                             Director
Dean T. Teusaw


/s/ David L. Edgar                             Principal Financial Officer
David L. Edgar                                 and Principal Accounting Officer

                               INDEX OF EXHIBITS
         Exhibit
         Numbers    Description of Exhibit

         10.2 Employment Contract between Ted A. Murphy and Community Bank of Georgia dated as of January 1, 1998.