Form 10KSB/A
period 1997-12-31
GEORGIA BANCSHARES INC /GA/
filed 1998-04-30
CIK 944169

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at MarcH 1, 1998 was $6,876,960 based on an estimated market price of $15.00 per share, although there is no established trading market.

The number of shares outstanding of issuer's class of common stock at March 1, 1998 was 584,228 shares of common stock.

     The Registrant hereby amends the following items in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions


                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL
         PERSONS;  COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT

                                 Bank Management

         The following sets forth the name, age and principal occupation of each director of Georgia Bancshares, Inc. (the Company"):


Name                       Age              Principal Occupation


Eugene L. Argo             65            Eugene L. Argo is  President of Stacy's
                                         Pharmacy,  Inc. He also serves as Vice
                                         President of Medical Therapies, Inc.

Ted A. Murphy              61            Ted A. Murphy is  President  and Chief
                                         Executive  Officer of Community Bank of
                                         Georgia.  Mr. Murphy began his  banking
                                         career with First  National  Bank of
                                         Atlanta in 1954 and worked in several
                                         operational  areas  of  the  bank.  In
                                         1961,  he  joined  The Citizens and
                                         Southern  National  Bank.  In 1969, Mr.
                                         Murphy helped  establish  a new  State
                                         Bank  Charter  in  Clarkston, Georgia
                                         (Citizens Bank of Clarkston,  later
                                         Citizens  DeKalb Bank).  He served
                                         Citizens  DeKalb  Bank in the  capacity
                                         of President,  CEO and Chairman of the
                                         Board of  Directors  until 1986 when
                                         the bank was purchased by First  Union.
                                         After this acquisition,  Mr.  Murphy
                                         served  First  Union in the area of
                                         Branch Supervision.

H. E. Norton               66            H.E. Norton is President of Norco, Inc.
                                         and its  insurance agency subsidiaries.

Dr. Dean T. Teusaw         57            Dr. Dean T. Teusaw is engaged in
                                         the practice of dentistry.

James L. Armstrong, Jr.    58            James L. Armstrong, Jr. is the owner of
                                         Jim  Armstrong  Insurance Agency.

Thomas M. Carnes           74            Thomas M. Carnes is retired and was
                                         formerly  Chairman of the Board of
                                         Carnes Bros., Inc., a commercial carpet
                                         company.

Robert C. Pittard          56            Robert C. Pittard is the President of
                                         Tucker Concrete Company, Inc.

     All of the Company's directors (except Mr. Pittard who was appointed to the Board in November 1996) have served in such capacity since its inception in 1995. The directors are elected on staggered terms of three years each. Messrs. Argo and Murphy are incumbent directors whose terms expire in 1998; Messrs. Norton and Teusaw are incumbent directors whose terms expire in 1999; and Messrs. Armstrong, Carnes and Pittard are incumbent directors whose terms expire in 2000. There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers of the Company or the Bank.

     Ted A. Murphy has been the President and Chief Executive Officer of the Bank since its organization. Background information on Mr. Murphy is set forth above.

     Christian E. Menzel, age 49, joined the Bank in May of 1996 as Executive Vice President and Senior Lending Officer. From August 1991 until joining the Bank, he was Savannah City President for First Liberty Bank, Macon, Georgia. Mr. Menzel served as the Regional Credit Manager for National Bank of South Carolina from 1988 until 1991. Prior to that, he had senior commercial lending responsibilities with Mid-American Bank in Roeland Park, Kansas.

     David L. Edgar, age 35, joined the Bank in 1995 as Vice President and Chief Financial Officer. Mr. Edgar has been associated with the banking industry for approximately twelve years. The majority of his experience has been with the public accounting and consulting industry. Mr. Edgar served as Vice President-Management Advisory Services for Bricker & Melton, P.A. in Duluth, Georgia from December 1990 until August 1994. From August 1994 until his employment by Community Bank of Georgia, he served as Vice President and Chief Financial Officer of a local federally chartered credit union in Atlanta, Georgia.

                       Meetings of the Board of Directors

     The Board of Directors of the Company had 4 meetings during the 1997 fiscal year. Each director of the Company attended at least 75% of the board meetings and committee meetings of which such director was a member. The Board of Directors of the Bank had 13 meetings during the 1998 fiscal year. Each director of the Bank attended at least 75% of the total number of board meetings of the Bank.

     The Board of Directors of the Company has a Stock Option Plan Committee. The Board of Directors of the Bank has an Executive Committee, Loan Committee, Compensation/Personnel Committee, Audit Committee and Investment Committee.

ITEM 10. EXECUTIVE COMPENSATION

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

     The Company does not separately compensate any of its directors or executive officers. The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal years 1997, 1996 and 1995. No other executive officer received annual compensation in excess of $100,000.

                                             Summary Compensation Table
                                                                                       Long Term
                                                                                       Compensation
                                           Annual Compensation                            Awards
                                                                                       Securities
Name and                                                            Other Annual       Underlying    All Other
Principal               Fiscal                                      Compensation       Options       Compensation
Position                Year        Salary ($)      Bonus ($)         ($)(1)               (#)(2)         ($)(3)

Ted A. Murphy           1997         $129,938       $37,201(4)      $     *               1,315      $ 6,497
President and Chief     1996         $118,125       $18,281         $     *                 815      $ 5,907
Executive Officer       1995         $109,375       $15,000         $     *                 0        $     0



(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) The Company granted 815 stock options to Mr. Murphy pursuant to the Company's Directors Stock Option Plan, all of which became exercisable in 1997. In addition, the Company granted 500 stock options to Mr. Murphy pursuant to the Company's Employee Stock Option Plan, all became exercisable in 1997.

(3) Mr. Murphy received a 5% employee compensation bonus from the Bank equal to $6,497 in 1997.

(4) Includes (a) 1996 Bank bonus of $17,719 paid in January 1997 and (b 1997 Bank bonus of $19,491 paid in December 1997.

     The following table sets forth certain information concerning each grant(1) of stock options to purchase the Company's common stock made during the 1996 fiscal year to the executive officer named in the Summary Compensation Table:

                                          Option Grants in Last Fiscal Year

                                                  Individual Grants

                                   Number of         % of Total
                                   Securities        Options
                                   Underlying        Granted to          Exercise or Base
                                   Options           Employees in        Price                Expiration
       Name                        Granted (#)       Fiscal Year         ($/Sh)               Date

Ted A. Murphy                     1,315                   69%                (2)..             6/1/2006





(1) The Company granted 815 stock options to Mr. Murphy pursuant to the Company's Directors Stock Option Plan, all of which became exercisable in 1997. In addition, the Company granted 500 stock options to Mr. Murphy pursuant to the Company's Employee Incentive Stock Option Plan, all of which became exercisable in 1997.

(2) The exercise price of the 815 shares granted pursuant to the Company's Directors Stock Option Plan is $10.43 per share. The exercise price of the 500 shares granted pursuant to the Company's Employee Incentive Stock Option Plan is $12.50 per share.

     The following table sets forth certain information regarding the exercise of stock options in the 1997 fiscal year by the executive officer named in the Summary Compensation Table and the value of options held by such executive officer at the end of such fiscal year:

                                  Aggregated Option Exercises in Last Fiscal Year
                                          and Fiscal Year-End Option Values


                                                                         Number of
                                                                         Securities
                                                                         Underlying
                                                                         Unexercised          Value of Unexercised
                                                                         Options at           In-the-Money Options
                                                                         FY-End (#)           at FY-End ($)

                                  Shares Acquired    Value Realized      Exercisable/         Exercisable/
             Name                 on Exercise (#)    ($)                 Unexercisable        Unexercisable(1)


Ted A. Murphy                            0                   0               2,130/0          $3,880/$0

(1) Market value of shares covered by in-the-money options, less option exercise price. Options are in the money if the market value of the shares covered thereby is greater than the option exercise price.



Employment Agreement

     Ted A. Murphy is the President and Chief Executive Officer of the Bank pursuant to an Employment Agreement. This agreement provides for a term of employment terminating on December 31, 2000, unless an extension thereto is agreed to by the parties. The agreement provides that Mr. Murphy may be terminated upon his death, disability or for "cause." Mr. Murphy may also be terminated without cause. If terminated without cause, Mr. Murphy would be entitled to receive severance compensation in the amount of his gross monthly compensation at the time of said termination for a period of 24 consecutive months or the remainder of the term of the Agreement whichever is greater. Medical and disability benefits for Mr. Murphy and his family would be continued during the 24-month period or the remainder of the term of the Agreement whichever is greater at no expense to Mr. Murphy. Mr. Murphy would also be entitled to receive severance compensation if a change of control of the Company occurs and his duties are changed in connection therewith so that he is no longer functioning as the Bank's Chief Executive Officer or he is no longer given the title of President and Chief Executive Officer.

     Under the Employment Agreement, Mr. Murphy will receive an annual base salary through December 31, 1998 in the amount of $138,400. His annual base salary will be increased by 5% for the year 1999 to $145,320 and by 5% for the year 2000 to $152,586. In addition to Mr. Murphy's annual base salary, Mr. Murphy will receive a performance bonus if certain targeted goals for the Bank's performance are met, in an amount equal to 10% to 20% of annual base salary. The Employment Agreement also provides for group health insurance for Mr. Murphy and his immediate family, an allowance for country club or dining memberships in an amount not to exceed $7,500 annually, a monthly car allowance (or in lieu thereof, use of a Bank-owned automobile), expenses for attendance at two trade association conventions and four weeks paid vacation.

Director Compensation

     The Company does not compensate any of its directors for their services as directors. The directors of the Bank receive $400.00 for each board meeting and $75.00 for each committee meeting.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the shares of common stock of the Company owned as of the record date (i) by each person who beneficially owns more than 5% of the shares of common stock of the Company,
(ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group.
                                                  Beneficial  Ownership(2)
                                                Number            Percentage
         Name(1)                              of Shares            Ownership

         Eugene L. Argo(3)                      54,340                9.1%
         James L. Armstrong, Jr.                26,546                4.4
         Thomas M. Carnes(4)                     9,551                1.6
         Ted A. Murphy(5)                       14,917                2.5
         H. E. Norton(6)                        21,630                3.6
         Dr. Dean T. Teusaw(7)                   7,910                1.3
         Robert C. Pittard(8)                      500                  *

         All directors and executive
         officers as a group (9 persons)       135,394               22.7%

*        Percent share ownership is less than 1% of total shares outstanding.

(1) Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information as to beneficial ownership has been furnished by the respective persons listed in the above table.

(2) Based on 584,228 shares outstanding as of the record date plus 12,495 shares not outstanding but which are subject to options granting the holders thereof the right to acquire the shares within 60 days through the exercise of options.

(3) Includes 21,661 shares which are held of record by Mr. Argo's spouse and as to which he disclaims beneficial ownership and 1,630 shares representing unexercised options.

(4) Includes 1,540 shares which are held of record by Mr. Carnes'spouse and 1,630 shares representing unexercised options.

(5) Includes 4,787 shares which are held of record by Mr. Murphy's spouse and as to which he disclaims beneficial ownership and 2,130 shares representing unexercised options.

(6) Includes 10,000 shares which are held of record by Mr. Norton's spouse and 1,630 shares representing unexercised options.

(7) Includes (a) 100 shares which are held of record by Dr. Teusaw's spouse and as to which he disclaims beneficial ownership, (b) 200 shares held for Dr. Teusaw's minor children and as to which he disclaims beneficial ownership and (c) 1,630 shares representing unexercised options.

(8)      Includes 250 shares which are held of record by Mr. Pittard's spouse.

                        Compliance with Section 16(A) of
                       The Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own 10% or more of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% or more stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1997, the Company believes that all reports applicable to its officers, directors, and 10% or more stockholders were complied within timely fashion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and were believed by management to not involve more than the normal risk of collectibility or to present other unfavorable features. As of December 31, 1997, indebtedness to the Bank of executive officers and directors of the Company and the Bank, and principal shareholders of the Company , including affiliates of such persons, amounted to $622,666 in the aggregate.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1998.

GEORGIA BANCSHARES, INC.

By: /s/ Ted A. Murphy
    Ted A. Murphy
    President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 1998.


    Signature                                               Title

/s/ Ted A. Murphy                               President (Principal Executive
Ted A. Murphy                                   Officer) and Director


/s/ Eugene L. Argo                              Director
Eugene L. Argo


/s/ James L. Armstrong, Jr.                     Director
James L. Armstrong, Jr.


/s/ Thomas M. Carnes                            Director
Thomas M. Carnes


/s/ Robert C.Pittard                            Director
Robert C. Pittard


/s/ Dr. Dean T. Teusaw                          Director
Dr. Dean T. Teusaw


/s/ David L. Edgar                              Principal Financial Officer
David L. Edgar                                  and Principal Accounting Officer