Form 10QSB
period 1998-03-31
GEORGIA BANCSHARES INC /GA/
filed 1998-05-15
CIK 944169

                       US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   _X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1998

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

                                    Yes X No

              Common stock, par value $4 per share: 584,228 shares
                          outstanding as of May 6, 1998


                  Traditional Small Business Disclosure Format:

                                    Yes X No

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                     Page No.
   Part I:   Financial Information
   Item 1.   Financial Statements

             Consolidated Balance Sheets (unaudited)
             March 31, 1998 and December 31, 1997                          2

             Consolidated Statements of Earnings (unaudited)
             for the Three Months Ended March 31, 1998 and
             1997                                                          3

             Consolidated Statements of Comprehensive Earnings
             (unaudited) for the Three  Months Ended March 31,
             1998 and 1997                                                 4

             Consolidated Statements of Cash Flows (unaudited)
             for the Three Months Ended March 31, 1998 and 1997            5

             Notes to Consolidated Financial Statements
             (unaudited)                                                   6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

   Part II:  Other Information                                            11



Part I: Financial Information
Item 1.  Financial Statements
                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                     Assets

                                                                                    March 31,                December 31,
                                                                                       1998                      1997

Cash and due from banks                                                          $  3,531,698                 3,527,565
Federal funds sold                                                                  6,400,000                 7,436,000
Investment securities available for sale (amortized
     cost of $18,071,581)                                                          18,063,912                18,834,981
Loans                                                                              47,178,743                45,345,584
Less:  Allowance for loan losses                                                      752,080                   696,679
                   Loans, net                                                      46,426,663                44,648,905
                                                                                   ----------                ----------

Premises and equipment, net                                                          2,808,465                2,853,414
Other assets                                                                         2,125,772                2,055,454
                                                                                     ---------                ---------
                                                                                    79,356,319               79,356,319
                                                                                    ==========               ==========
                          Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Non-interest-bearing                                                      $  10,843,171               10,547,045
       Interest-bearing                                                             61,146,747               61,867,454
                                                                                    ----------               ----------
                 Total deposits                                                     71,989,918               72,414,499
       Other liabilities                                                               569,893                  291,043
                                                                                       -------                  -------
                 Total liabilities                                                  72,559,811               72,705,542
                                                                                    ----------               ----------
Stockholders' equity:
     Common stock, $4 par value; authorized
       3,000,000 shares; issued and outstanding
       584,228 shares                                                                2,336,912                2,336,912
     Capital surplus                                                                 3,536,659                3,536,659
     Accumulated earnings                                                            1,033,813                  896,291
     Unrealized loss on investment securities, net of tax                             (110,685)
                                                                                     ---------                ---------
                Total stockholders' equity                                           6,796,699                6,650,777

                                                                                  $ 79,356,510               79,356,319
                                                                                    ==========               ==========







See accompanying notes to consolidated financial statements.


                                                  GEORGIA BANCSHARES, INC.
                                                        AND SUBSIDIARY
                                           Consolidated Statements of Earnings
                                   For the Three Months Ended March 31, 1998 and 1997
                                                       (Unaudited)
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          1998                  1997
                                                                                          ----                  ----
Interest income:
     Loans                                                                           $  1,195,350               872,908
     Investment securities                                                                282,653               258,943
     Federal funds sold                                                                    58,595                26,816
                                                                                           ------                ------
       Total interest income                                                            1,536,598             1,158,667
                                                                                        ---------             ---------
Interest expense:
     Demand deposits                                                                       73,966                64,746
     Savings deposits                                                                      47,253                47,064
     Time deposits                                                                        607,255               387,035
     Other                                                                                      -                   120
                                                                                           ------              --------
          Total interest expense                                                          728,419               498,965
                                                                                         --------              --------
          Net interest income                                                             808,179               659,702
Provision for loan losses                                                                  63,000                37,500
                                                                                           ------                ------
          Net interest income after provision for
            loan losses                                                                   745,179               622,202
                                                                                          -------               -------

Other income:
     Service charges on deposit accounts                                                   71,900                72,076
     Gain (loss) on sales of investment securities                                          5,182                     -
     Other operating income                                                                37,142                30,935
                                                                                           ------                ------
          Total other income                                                              114,224               103,011
                                                                                          -------               -------
Other expense:
     Salaries and other personnel expense                                                 294,310               280,318
     Net occupancy and equipment expense                                                   97,467                95,327
      Other operating expense                                                             183,456               187,261
                                                                                          -------              --------
          Total other expense                                                             575,233               562,906
                                                                                          -------               -------
          Earnings before income taxes                                                    284,170               162,307
Income tax expenses                                                                        88,227                55,311
                                                                                           ------               -------
       Net earnings                                                                   $   195,943               106,996
                                                                                          =======               =======

Earnings per common share                                                             $       .34                   .19
                                                                                              ===                   ===

Earnings per common share - assuming dilution                                         $       .33                   .18
                                                                                              ===                   ===






See accompanying notes to consolidated financial statements.




                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                Consolidated Statement of Comprehensive Earnings
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            1998                  1997

Net earnings                                                                           $  195,943               106,996
Other comprehensive earnings, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during period                                        13,110               (98,611)
     Less: Reclassification adjustment for gains included in net income                    (4,708)                    -
                                                                                            -----                ------
         Total other comprehensive income                                                   8,402               (98,611)
                                                                                            -----                ------
Comprehensive earnings                                                                 $   204,345                8,385
                                                                                           =======                =====































See accompanying notes to consolidated financial statements.



                                                  GEORGIA BANCSHARES, INC.
                                                       AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                   For the Three Months Ended March 31, 1998 and 1997
                                                       (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                           1998                  1997
                                                                                           ----                  ----

Cash flows from operating activities:
    Net earnings                                                                   $      195,945               106,996
       Adjustments to reconcile net earnings to net
           cash provided by operating activities:
             Provision for loan losses                                                     63,000                37,500
             Deferred tax benefits                                                          5,140               (92,630)
             Depreciation, amortization and accretion                                      59,224                53,920
             Loss (gain) on sales of investment securities                                 (5,182)                    -
             Change in assets and liabilities:
                Prepaid expenses and other assets                                         (77,777)              (73,960)
                Accrued expenses and other liabilities                                    278,850               162,448
                                                                                          -------              --------
                      Net cash provided (used) by operating
                        activities                                                        519,200               194,274
                                                                                          -------               -------
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                                                            2,274,973               817,418
    Purchases of investment securities                                                 (1,495,378)             (496,836)
    Net increase in loans                                                              (1,840,758)           (3,306,282)
    Purchases of premises and equipment                                                    (6,900)              (26,818)
                                                                                           -------              --------
                      Net cash provided (used) by investing
                         activities                                                    (1,068,063)           (3,012,518)
                                                                                       -----------           -----------

Cash flows from financing activities:
Net change in deposits                                                                   (424,581)              458,374
Dividends paid                                                                            (58,423)              (58,423)
                                                                                          --------             ---------
                      Net cash provided (used) by financing
                        activities                                                       (483,004)              399,951
                                                                                         ---------              -------

Net increase (decrease) in cash and cash equivalents                                   (1,031,867)           (2,418,293)

Cash and cash equivalents at beginning of the period                                   10,963,565             6,583,556
                                                                                       ----------             ---------

Cash and cash equivalents at end of period                                        $     9,931,698             4,165,263
                                                                                      ===========             =========
Supplemental cash flow information:
    Cash paid for interest                                                        $       465,485               354,801
                                                                                         ========               =======
    Cash paid for income taxes                                                    $        12,314                57,607
                                                                                           ======                ======






See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


(2)     New Accounting Pronouncements

       During the quarter, the Company adopted FASB Statement no. 130 Reporting Comprehensive Income. The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

       During the quarter, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. The beforetax and aftertax amount, as well as the tax (expense)benefit is presented below:

                                                                              Three Months ended March 31, 1998
                                                                                               Tax
                                                                           Before           (Expense)/         After
                                                                            Tax              Benefit            Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                            $ 21,131            (8,021)           13,110
          Less: Reclassification adjustment for (gains) losses
                realized in net income                                     (7,588)            2,880            (4,708)
                                                                          -------             -----             -----
                                                                         $ 13,543            (5,141)            8,402
                                                                         ========            =======            =====

                                                                             Three Months ended March 31, 1997
                                                                                             Tax
                                                                           Before           (Expense)/         After
                                                                            Tax              Benefit            Tax
        Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising
                during  period                                          $(158,947)          (60,336)          (98,611)
                                                                        ==========          ========          ========

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

 (3)    Earnings Per Share

       The Company adopted FASB Statement No. 128, "Earnings Per Share" , effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. Earnings per common share amounts for the three months periods ended March 31, 1998 and 1997 are as follows:

                                                                                  Three Months ended March 31, 1998

                                                                      Net Earnings          Common Share     Per Share
                                                                       (Numerator)         (Denominator)      Amount

       Earning per common share                                        $  195,943             584,228          $ 0.34
                                                                                                                 ====

       Effects of dilutive stock options                                        -               5,025
                                                                         --------             -------

       Earnings per common share - assuming dilution                   $  195,943             589,253          $ 0.33
                                                                          =======             =======            ====

                                                                                    Three Months ended March 31, 1997

                                                                      Net Earnings          Common Share       Per Share
                                                                       (Numerator)          (Denominator)       Amount

       Earning per common share                                        $  106,996             584,228           $ 0.19
                                                                                                                  ====

       Effects of dilutive stock options                                        -               1,228
                                                                          -------              -------

       Earnings per common share - assuming dilution                   $  106,996              585,456          $ 0.18
                                                                          =======              =======            ====


(4)    Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended March 31, 1998 and 1997 are:

                                                        Three Months Ended
                                                            March 31,
                                                    1998                1997
                                                    ----                ----
          Advertising and Marketing            $   15,310              17,510
          Data Processing                          31,085              36,891
          Postage and courier                      11,514              15,268
          Printing and supplies                    17,570              16,931
          Professional Fees                        15,400              16,350
          Postage and courier                      11,514              15,268

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations - (continued)


                For Each of the Three Months in the Periods Ended
                             March 31, 1998 and 1997


Interim Financial Condition

       Georgia Bancshares, Inc. (the "Company") reported total assets of $79,356,510 as of March 31, 1998, compared to $79,356,319 at December 31, 1997.
The most significant change in the composition of assets was an increase in gross loans from $45,345,584 to $47,178,743. The increase was funded from a reduction in Federal funds investments of $1,023,000. Deposits decreased by $424,581 (.59%) from December 31, 1997. The limited growth in assets has resulted from management's actions to transfer growth from the certificates of deposits to non-interest and interest-bearing demand deposits. As a result of the loan growth, the loan to deposit ratio has increased to 64.49%. The Company's cash and cash equivalents have decreased by $1,031,867 to $9,931,698 as of March 31, 1998.

Liquidity
       The Bank's liquid assets as a percentage of total deposits was 13.80% at March 31, 1998, compared to 15.14% at December 31, 1997. The Company has approximately $3,900,000 in available federal fund lines of credit with correspondent banks. The Company has not advanced on these lines during 1998. Management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurance can be given in this regard.

Capital
       The capital of the Company totaled $6,796,699 as of March 31, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.95% at March 31, 1998, compared to 10.30% at December 31, 1997. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At March 31, 1998, the Bank had a risk-weighted total capital ratio of 13.39%, compared to 13.30% at December 31, 1997, and a Tier I risk-weighted capital ratio of 12.14%, compared to 12.00% at December 31, 1997.

Asset Quality
       Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $722,234, an increase of $198,770 from December 31, 1997. There were no related party loans which were considered nonperforming at March 31, 1998. The composi-tion of the nonperforming assets is presented in the following table:

                                                 March 31,     December 31,
                                                    1998           1997
       Loans on nonaccrual                     $  340,825         213,887
       Other real estate owned                    381,409         299,494
       Other repossessed collateral                     -          10,083
                                                 --------        --------
             Total nonperforming assets       $   722,234         523,464
                                                  =======        ========
       Total nonperforming assets as a
         percentage of total loans (gross)
         and other real estate                      1.53%           1.16%
                                                   ======           =====

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations - (continued)


                For Each of the Three Months in the Periods Ended
                             March 31, 1998 and 1997


      The allowance for loan losses totaled $752,080 at March 31, 1998, an increase of $55,401 from December 31, 1997. The allowance for loan losses represented 1.52% and 1.56% of total loans at March 31, 1998 and December 31, 1997, respectively. An analysis of the allowance for loan losses since December 31, 1997 follows:

       Allowance for loan losses at December 31, 1997              $ 696,679

            Charge-offs:
            Commercial                                                     -
            Real Estate                                                    -
            Installment                                               10,935
                                                                      ------
              Total                                                   10,935

            Recoveries:
            Commercial                                                     -
            Real Estate                                                    -
            Installment                                                3,336
                                                                       -----
              Total                                                    3,336

       Provision charged to income                                    63,000

       Allowance for loan losses at March 31, 1998                 $ 752,080
                                                                   =========


       As of March 31, 1998, management anticipates charging the allowance for loan losses for approximately $110,000 related to a commercial line totaling
$156,000. The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

       The Bank was most recently examined by its primary regulatory authority in July 1997. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
       At March 31, 1998, the Bank had $18,063,912 in investment securities available-for-sale . The net unrealized loss on available for sale securities, net of deferred taxes, was $110,685 on March 31, 1998. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations - (continued)

                For Each of the Three Months in the Periods Ended
                             March 31, 1998 and 1997


as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

Results of Operations

       Net interest income for the first three months of 1998 was $808,179, an increase $148,477 (22.51%) compared to the same period for 1997. Interest income for the first three months of 1998 was $1,536,598, representing an increase of $ 377,931 (32.62%) over the same period in 1997. The growth in interest income was primarily due to increases in loans and investment securities of $11,977,288 and $2,612,591 since March 31, 1997. Interest expense for the first three months of 1998 increased $229,509 (45.99%) compared to the same period in 1997. Interest-bearing deposits have increased $17,876,531 (41.31%) since March 31, 1997. The majority of the growth in interest-bearing deposits was in certificates of deposits.

       Amounts charged to expense related to the allowance for loan losses for the first three months of 1998 increased $25,500 compared to the same period for 1997. The increase is primarily attributable to the loan growth for the first three months in 1998 and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

       Other income for the first three months of 1998 was $114,224, an increase of $11,213 (10.88%) compared to the same period in 1997. The increase in other income is primarily due to income on alternative investments of $5,459 and gains on sale of investment securities of $5,182.

       Other expenses for the first three months of 1998 increased $5,674 (1.00%) compared to the first three months in 1997. The limited increase is due to overstaffing and additional expenses incurred in 1997 while establishing a new branch office. The new branch office was opened October 1, 1996.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None
Item 4. Submission of Matters to a Vote of Security-Holders

         None
Item 5. Other Information

        None
Item 6. Exhibits and Reports on Form 8-K.
        None

        The following Exhibits are filed with or incorporated by reference in this Report as indicated below: 2 Plan and Agreement of Reorganization, dated as of February 16, 1995, by and among the Bank, Interim and the Company (incorporated by reference from Appendix A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, Commission File No.33-90742, filed with the Commission on March 31, 1995 (the "S-4 Registration Statement")).

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


                       Date:   May 12, 1998