Form 10QSB
period 1998-06-30
GEORGIA BANCSHARES INC /GA/
filed 1998-08-17
CIK 944169

                      US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   _X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended June 30, 1998

   ___ Transition report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

          For the transition period from ___________ to ______________



                        Commission file number - 0-29732

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

                                    Yes X No

            Common stock, par value $1.66 per share: 1,460,570 shares
                        outstanding as of August 5, 1998


                  Traditional Small Business Disclosure Format:

                                    Yes X No

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                       Page No.
Part I: Financial Information
Item 1. Financial Statements

        Consolidated Balance Sheets (unaudited)
        June 30, 1998 and (unaudited) December 31, 1997                    2

        Consolidated Statements of Earnings (unaudited)
        for the Three and Six Months Ended June 30, 1998
        and 1997                                                           3

        Consolidated Statements of Comprehensive Earnings
        (unaudited) for the Three And Six Months Ended
        June 30, 1998 and 1997                                             4

        Consolidated Statements of Cash Flows (unaudited)
        for the Six Months Ended June 30, 1998 and 1997                    5

        Notes to Consolidated Financial Statements
        (unaudited)                                                        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9

Part II:Other Information                                                 12

Part I:  Financial Information
Item 1.  Financial Statements
                                                           GEORGIA BANCSHARES, INC.
                                                                AND SUBSIDIARY

                                                         Consolidated Balance Sheet
                                                      June 30, 1998 and December 31, 1997
                                                                 (Unaudited)

                                                            Assets

                                                                                   June 30,                  December 31,
                                                                                     1998                        1997

Cash and due from banks                                                         $   3,428,753                 3,527,565
Federal funds sold                                                                  4,560,000                 7,436,000
Investment securities available for sale (amortized
     cost of  $13,889,679 and $18,856,200)                                         13,883,136                18,834,981
Loans                                                                              50,130,178                45,345,584
Less:  Allowance for loan losses                                                      710,493                   696,679
                Loans, net                                                         49,419,685                44,648,905

Premises and equipment, net                                                         2,779,450                 2,853,414
Other assets                                                                        2,031,739                 2,055,454
                                                                                $  76,102,763                79,356,319

                                          Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Non-interest-bearing                                                     $   16,742,372               10,547,045
       Interest-bearing                                                             51,749,409               61,867,454
                 Total deposits                                                     68,491,781               72,414,499
       Other liabilities                                                               591,006                  291,043

                 Total liabilities                                                  69,082,787               72,705,542
Stockholders' equity:
     Common stock, $1.60 par value; authorized
       3,000,000 shares; issued and outstanding
       1,460,570 shares                                                              2,336,912                2,336,912
     Capital surplus                                                                 3,536,659                3,536,659

     Accumulated earnings                                                            1,256,386                  896,291

     Unrealized loss on investment securities, net of tax                            (109,981)                (119,085)


                 Total stockholders' equity                                          7,019,976                6,650,777


                                                                                $   76,102,763               79,356,319

See accompanying notes to consolidated financial statements.

                                                  GEORGIA BANCSHARES, INC.
                                                       AND SUBSIDIARY
                                             Consolidated Statements of Earnings
                                   For the Three and Six Months Ended June 30, 1998 and 1997
                                                       (Unaudited)

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                           June 30,
                                                                  1998          1997                1998        1997
Interest income:
     Loans                                                    $  1,299,890     1,008,685         2,495,240     1,881,593
     Investment securities                                         234,423       239,684           517,076       498,627
     Federal funds sold                                             49,985        13,766           108,580        40,582
       Total interest income                                     1,584,298     1,262,135         3,120,896     2,420,802
Interest expense:
     Demand deposits                                                86,023        63,033           159,934       127,779
     Savings deposits                                               46,415        48,275            93,668        95,339
     Time deposits                                                 552,928       423,671         1,160,183       810,706
     Other                                                              33         2,729                33         2,849
          Total interest expense                                   685,399       537,708         1,413,818     1,036,673
          Net interest income                                      898,899       724,427         1,707,078     1,384,129
Provision for loan losses                                           72,000        37,500           135,000        75,000
          Net interest income after provision for
            loan losses                                            826,899       689,927         1,572,078     1,309,129

Other income:
     Service charges on deposit accounts                            79,286        74,242           151,186       146,318
     Net gain (loss) on securities transactions                      7,272          (760)           12,454          (760)

     Other operating income                                         47,807        27,861            84,949        58,796
Total other income                                                 134,365       101,343           248,589       204,354
Other expense:
     Salaries and other personnel expense                          315,217       274,182           609,527       554,500
Net occupancy and equipment expense                                101,335        92,934           198,802       188,261
      Other operating expense                                      224,642       165,894           408,098       353,155
          Total other expense                                      641,194       533,010         1,216,427     1,095,916
           Earnings before income taxes                            320,070       255,260           604,240       417,567
Income tax expenses                                                 97,494        90,677           185,722       145,988
          Net earnings                                        $    222,576       164,583           418,518       271,579

Earnings per common share                                     $        .15           .11               .29           .19


Earnings per common share-assuming dilution                   $        .15           .11               .28           .18



See accompanying notes to consolidated financial statements.

                                                    GEORGIA BANCSHARES, INC.
                                                        AND SUBSIDIARY
                                       Consolidated Statement of Comprehensive Earnings
                                  For the Three And Six Months Ended June 30, 1998 and 1997
                                                        (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                         June 30,                              June 30,
                                                                  1998            1997                 1998             1997

                                                            $  222,576          164,583             418,518          271,579
Net earnings

Other comprehensive earnings, net of tax:
      Unrealized gains on securities:
          Unrealized holding gains arising during period         4,685          105,948              17,795            7,337

        Less: Reclassification adjustment for gains
       included in net income                                   (3,983)               -              (8,691)               -

              Total other comprehensive earnings                   702          105,948               9,104            7,337

Comprehensive earnings                                      $  223,278          270,531             427,622          278,916


                                                   GEORGIA BANCSHARES, INC.
                                                       AND SUBSIDIARY
                                        Consolidated Statements of Cash Flows
                                    For the Six Months Ended June 30, 1998 and 1997
                                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                      June 30,
                                                                                            1998                 1997
Cash flows from operating activities:
    Net earnings                                                                     $    418,518               271,579

       Adjustments to reconcile  net earnings to net cash  provided by operating activities:
             Provision for loan losses                                                    135,000                75,000
             Deferred tax benefits                                                        (18,580)              (32,188)
             Depreciation, amortization and accretion                                     120,740               109,618
             Loss on sale of Investments                                                  (12,454)                  760
             Change in assets and liabilities:
                Prepaid expenses and other assets                                          37,655              (199,636)
                Accrued expenses and other liabilities                                    299,963               323,393
                      Net cash provided (used) by operating
                        activities                                                        980,842               548,526
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                                                           10,221,528             3,522,663
    Purchases of investment securities                                                 (5,260,528)             (496,836)
    Net increase in loans                                                              (4,905,780)           (8,716,744)
    Purchases of premises and equipment                                                   (29,733)              (59,760)
                      Net cash provided (used) by investing
                         activities                                                        25,487            (5,750,707)

Cash flows from financing activities:
Net change in deposits                                                                 (3,922,718)            7,994,103
Dividends paid                                                                            (58,423)              (58,423)
                      Net cash provided (used) by financing
                        activities                                                     (3,981,141)            7,935,680

Net increase (decrease) in cash and cash equivalents                                   (2,974,812)            2,733,499

Cash and cash equivalents at beginning of the period                                   10,963,565             6,583,556

Cash and cash equivalents at end of period                                           $  7,988,753             9,317,055
Supplemental cash flow information:
    Cash paid for interest                                                           $  1,115,167               716,947
    Cash paid for income taxes                                                       $    212,314               134,170

See accompanying notes to consolidated financial statements.

                                              GEORGIA BANCSHARES, INC.
                                                  AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


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

       During the quarter, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. The beforetax and aftertax amount, as well as the tax (expense)benefit is presented below:

                                                                             Three Months ended June 30, 1998
                                                                                                      Tax
                                                                         Before           (Expense)/           After
                                                                         Tax               Benefit              Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                          $  7,552            (2,867)             4,685
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                   (6,421)            2,438            (3,983)
                                                                       $  1,131              (429)               702

                                                                             Three Months ended June 30, 1997
                                                                                                      Tax
                                                                         Before           (Expense)/           After
                                                                         Tax               Benefit              Tax
        Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising
                during  period                                        $ 170,773           (64,825)            105,948




                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(2)     New Accounting Pronouncements - (Continued)
                                                                                Six Months ended June 30, 1998
                                                                                               Tax
                                                                          Before           (Expense)/           After
                                                                          Tax               Benefit              Tax

       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                          $ 28,683           (10,888)             17,795
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                  (14,009)            5,318             (8,691)
                                                                      $  14,674            (5,570)             9,104

                                                                                Six Months ended June 30, 1997

                                                                                              Tax
                                                                          Before          (Expense)/           After
                                                                          Tax              Benefit              Tax
        Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising
                during  period                                        $  11,826           (4,489)             7,337


 (3)    Earnings Per Share

       The Company adopted FASB Statement No. 128, "Earnings Per Share" , effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. Earnings per common share amounts for the three and six months periods ended June 30, 1998 and 1997 are as follows:

                                                                                Three Months ended June 30, 1998

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)       (Denominator)         Amount

       Earning per common share                                      $  222,576          1,460,570            $0.15

       Effects of dilutive stock options                                      0             34,319                0

       Earnings per common share - assuming dilution                 $  222,576          1,494,889            $0.15



                                                                                Three Months ended June 30, 1997

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)       (Denominator)         Amount

       Earning per common share                                      $  164,583          1,460,570            $0.11

       Effects of dilutive stock options                                      0             13,670                0

       Earnings per common share - assuming dilution                 $  164,583          1,474,240            $0.11

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



 (4)    Earnings Per Share - (Continued)

                                                                                 Six Months ended June 30, 1998

                                                                    Net Earnings      Common Share        Per Share
                                                                     (Numerator)     (Denominator)         Amount

       Earning per common share                                     $   418,518         1,460,570           $ 0.29

       Effects of dilutive stock options                                      0            34,319                0

       Earnings per common share - assuming dilution                 $  418,518         1,494,889           $ 0.28

                                                                                 Six Months ended June 30, 1997

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)      (Denominator)         Amount

       Earning per common share                                      $  271,579         1,460,570           $ 0.19

       Effects of dilutive stock options                                      0            13,670                0

       Earnings per common share - assuming dilution                 $  271,579         1,474,240           $ 0.18


4)     Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended June 30, 1998 and 1997 are:

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                            1998          1997                1998        1997

          Advertising and Marketing                       $ 18,620       13,477            33,930        30,987
          Data Processing                                   31,556       30,610            62,641        67,501
          Postage and courier                               13,364       12,043            24,878        27,311
          Printing and supplies                             14,389       20,550            31,959        37,481
          Professional Fees                                 30,841       15,892            46,421        32,242


                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                 For Each of the Six Months in the Periods Ended
                             June 30, 1998 and 1997


Interim Financial Condition

       Georgia Bancshares, Inc. (the "Company") reported total assets of $76,102,763 as of June 30, 1998, compared to $79,356,319 at December 31, 1997.
The most significant change in the composition of assets was an increase in gross loans from $45,345,584 to $50,130,178. The increase in loans was funded primarily by a decrease in investments of $4,951,845 (26.29%). The deposits have declined by $3,922,718 (5.39%) during the six months since December 31, 1997. The decline has been cause by management's approach of reducing the cost of funds. During 1997, the Bank's deposits grew $20,371,474. The majority of the growth was in time deposits which increase the Bank's costs of funds. Management has reduced the interest rate paid on time deposits, thereby reducing the time deposits by $8,217,438 (19.58%). Non-interest bearing demand deposits have increased by $6,195,327 (58.74%) since December 31, 1997. As a result of the loan growth and deposit decline, the loan to deposit ratio has increased to 72.15% from 61.66% at December 31, 1997. The Company's cash and cash equivalents have decreased by $2,974,812 to $7,988,753 as of June 30, 1998.

Liquidity
       The Bank's liquid assets as a percentage of total deposits were 11.66% at June 30, 1998, compared to 15.14% at December 31, 1997. The Company has approximately $3,600,000 in available unsecured federal fund lines of credit with correspondent banks. The Company has also secured federal funds lines of credit with correspondent banks equal to the amount of unpledged investment securities. The Company has occasionally advanced on these lines during 1998. The maximum amount borrowed under these lines at any one time was approximately $ 400,000. Periodically, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
       The capital of the Company totaled $7,019,976 as of June 30, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.25% at June 30, 1998, compared to 10.30% at December 31, 1997 Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At June 30, 1998, the Bank had a risk-weighted total capital ratio of 13.17%, compared to 13.30% at December 31, 1997, and a Tier I risk-weighted capital ratio of 11.69%, compared to 12.00% at December 31, 1997.

Asset Quality
     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $462,508 a decrease of $60,956 from December 31, 1997. There were no related party loans which were considered nonperforming at June 30, 1998. The composition of the nonperforming assets is presented in the following table:

                                              June 30,              December 31,
                                                1998                     1997
       Loans on nonaccrual                   $ 174,434                 213,887
       Other real estate owned                 288,074                 299,494
       Other repossessed collateral                  -                  10,833
             Total nonperforming assets      $ 462,508                 524,214
       Total nonperforming assets as a
         percentage of total loans
         (gross) and other real estate            .91%                   1.15%

                               GEORGIA BANCSHARES, INC.
                                   AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                 For Each of the Six Months in the Periods Ended
                             June 30, 1998 and 1997


       The allowance for loan losses totaled $710,493 at June 30, 1998, an increase of $13,814 from December 31, 1997. The allowance for loan losses represented 1. 42% and 1.56% of total loans at June 30, 1998 and December 31, 1997, respectively. An analysis of the allowance for loan losses since December 31, 1997 follows:

       Allowance for loan losses at December 31, 1997                 $ 696,679

            Charge-offs:
            Commercial                                                   96,164
            Real Estate                                                   9,483
            Installment                                                  26,799
              Total                                                     132,446

            Recoveries:
            Commercial                                                    2,103
            Real Estate                                                       -
            Installment                                                   9,157
              Total                                                      11,260

       Provision charged to income                                      135,000

       Allowance for loan losses at June 30, 1998                     $ 710,493

       During April 1998, the Bank charged-off approximately $110,000 related to a commercial line totaling $156,000. The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

       The Bank was most recently examined by its primary regulatory authority in July 1997. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities

         At June 30, 1998, the Bank had $13,889,679 in investment securities available-for-sale . The net unrealized loss on available for sale securities, net of deferred taxes, was $109,981 on June 30, 1998. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes.
Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                 For Each of the Six Months in the Periods Ended
                             June 30, 1998 and 1997


Results of Operations

       Net interest income for the first six months of 1998 was $1,707,078 an increase of $322,949 (23.33%) compared to the same period for 1997. Interest income for the first six months of 1998 was $3,120,896, representing an increase of $700,094 (28.92%) over the same period in 1997. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first six months of 1998 increased $377,145 (36.80%) compared to the same period in 1997. The interest expense increased at a higher rate than interest income during the first six months of 1998 compare to the same period in 1997. The increase in interest expense was caused by significant growth in interest-bearing deposits since March 31, 1997. The majority of deposit growth was in certificates of deposits.

       Amounts charged to expense related to the allowance for loan losses for the first six months of 1998 increased $63,000 compared to the same period for 1997. The increase is primarily attributable to the loan growth for the first six months in 1998 and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

       Other income for the first six months of 1998 was $248,589, an increase of $44,235 (21.65%) compared to the same period in 1997. The increase in service charges on deposit accounts is due to an increase in the number of accounts and deposit activity which totaled $4,868. The remaining increase was due to increases in gain on sale of investment securities $13,214, premiums on sale of Small Business Administration Loans of $8,440, income from sale of alternative investments of $8.736 and other increases of $ 8,681.

       Other expenses for the first six months of 1998 increased $120,511 (11.00%) compared to the first six months in 1997. This increase is primarily attributable to an increase in salary and personnel expenses of $54,927 associated with the increase in personnel to accommodate growth of the bank, an increase of $10,541 in net occupancy and equipment expense related to general increases in insurance, repairs and maintenance and an increase of $54,943 in general expenses.

Year 2000

       The Company is in process of insuring that all of our computer hardware, software, third party service providers and other systems are fully Year 2000 compliant. We have identified several computer hardware devices, computer software systems and other systems that are not compliant. All non-compliant systems have been scheduled to be upgraded or replaced by December 31, 1998. The Company has also contacted all third party service providers and obtained data about their readiness. Several third party service providers are not compliant, however, they have established dates by which renovations will be completed. The Company has established contingency dates and vendors in case the third party service providers do not become compliant. The Company will continue to monitor the efforts of all third party service providers as well as obtaining certification and test results to ensure their readiness.

       The Company has scheduled for a conversion to Year 2000 compliant computer systems on October 1, 1998. The majority of the costs associated with the conversion will be absorbed by the Company's third party service providers. The Company will begin testing the new systems as soon as practical after the conversion. We are projecting that complete testing and certification of our systems will be completed by November 30, 1998.

       The Company has budgeted approximately $85,000 for Year 2000 expenditures and computer systems replacements and upgrades. To date, the Company has spent approximately $5,000 on upgrades for systems and customer awareness documentation and seminars. The majority of the budgeted expenditures will occur in the next six months.

       The Company is currently assessing the risks associated with our loan and deposit customers. The assessment is scheduled to be completed by September 30, 1998. Upon completion of this assessment, management will be able to estimate the potential exposure the Company might be incur associated with the Year 2000. At the present time, management has no reasonable means to predict the potential exposure related to the Year 2000.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

        On May 21 1998, the Company held its Annual Meeting of Shareholders for the purpose of (a)electing two directors for three-year terms, (b) amend the Articles of Incorporation to change Par Value per share of the company's common stock from $4.00 to $1.60 per share, (c) ratifying the appointment of Porter Keadle Moore, LLP as independent auditors.

        Each nominee for director receive the number of affirmative votes of shareholders required for such nominees election in accordance with the Bylaws of the Company, with 915,610 shares voting for each nominee and 1905 shares withholding vote, out of a total 1,460,570 outstanding shares. The two nominees elected at the meeting were Eugene Argo and Ted Murphy. The other directors are James L. Armstrong, H.E. Norton, Thomas
        M. Carnes,  Robert C. Pittard and Dr. Dean T. Teusaw.

        There were 901,325 shares in favor to approve the Amendment to Article III of the Articles of Incorporation to change the Par Value per share of the Company's common stock from $4.00 per share to $1.60 per share, 4,625 shares were voted against and 11,565 shares witholding vote, out of a total 1,460,570 outstanding shares.

        The Appointment of independent auditors also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 1,460,570 outstanding shares of the Company, the voting was as follows: 917,140 shares voted for, 375 abstained.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        On June 23, 1998, the Company filed a Form 8-K announcing the Company effected a five-for-two stock split effective for shareholders of record as of that date. Every two shares of the Company's common stock outstanding was converted into five shares of common stock. As a result of the stock split,the Company has 1,460,570 shares of common stock, par value $1.60 per share, issued and outstanding. The stock split did not increase the total authorized number of shares of the common stock of the Company.

        The following Exhibits are filed with or incorporated by reference in this Report as indicated below:

        2 Plan and Agreement of Reorganization, dated as of February 16, 1995, by and among the Bank, Interim and the Company (incorporated by reference from Appendix A to the Proxy Statement/Prospectus included in the Company's Registration tatement on Form S-4, Commission File No. 33-90742, filed with the Commission on March 31, 1995 (the "S-4 Registration Statement")).

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



                                            Date: August 7, 1998