Form 10QSB
period 1998-09-30
GEORGIA BANCSHARES INC /GA/
filed 1998-11-16
CIK 944169

                      US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   _X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended September 30, 1998

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

                                 Yes  X   No

            Common stock, par value $1.60 per share: 1,460,570 shares
                       outstanding as of November 12, 1998


        Traditional Small Business Disclosure Format:

                                 Yes  X   No

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX



      Part I:  Financial Information                                    Page No.
      Item 1.  Financial Statements

               Consolidated Balance Sheets (unaudited) September 30,
               1998 and (unaudited) December 31, 1997                       2

               Consolidated Statements of Earnings (unaudited) for
               the Three and Nine Months Ended September 30, 1998
               and 1997                                                     3

               Consolidated Statements of Comprehensive Earnings
               (unaudited)for the Three and Nine Months Ended
               September 30, 1998 and 1997                                  4

               Consolidated  Statements  of Cash Flows  (unaudited)
               for the Nine Months Ended September 30, 1998 and 1997        5

               Notes to Consolidated Financial Statements (unaudited)       6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9

      Part II: Other Information                                           12

Part I: Financial Information
Item 1.  Financial Statements

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet
                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                     Assets

                                                                                   Sept. 30,                December 31,
                                                                                      1998                       1997

Cash and due from banks                                                       $     3,936,560                 3,527,565
Federal funds sold                                                                  5,580,000                 7,436,000
Investment securities available for sale (amortized
     cost of  $11,824,479 and $18,856,200)                                         11,906,773                18,834,981
Loans                                                                              51,835,828                45,345,584
Less:  Allowance for loan losses                                                      763,451                   696,679
                                                                                   ----------                ----------
                 Loans, net                                                        51,072,377                44,648,905
                                                                                   ----------                ----------

Premises and equipment, net                                                         2,781,353                 2,853,414
Other assets                                                                        1,832,520                 2,055,454
                                                                                    ---------                 ---------
                                                                              $    77,109,583                79,356,319
                                                                                   ==========                ==========

                      Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Non-interest-bearing                                                   $    12,219,409                10,547,045
       Interest-bearing                                                            56,877,229                61,867,454
                                             `                                     ----------                ----------
                 Total deposits                                                    69,096,638                72,414,499
     Other liabilities                                                                785,601                   291,043
                                                                                   ----------                ----------
                 Total liabilities                                                 69,882,239                72,705,542
                                                                                   ----------                ----------
Stockholders' equity:
     Common stock, $1.60 par value; authorized
       3,000,000 shares; issued and outstanding
       1,460,570 shares                                                             2,336,912                 2,336,912
     Capital surplus                                                                3,544,159                 3,536,659
     Accumulated earnings                                                           1,401,139                   896,291
     Unrealized loss on investment securities, net of tax                             (54,866)                 (119,085)
                                                                                    ---------                ----------
                 Total stockholders' equity                                         7,227,344                 6,650,777
                                                                                    ---------                ----------

                                                                              $    77,109,583                79,356,319
                                                                                   ==========                ==========

See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Earnings
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                                  1998          1997                1998           1997
                                                                  ----          ----                ----           ----
Interest income:
     Loans                                                    $  1,314,117     1,095,315         3,809,357     2,976,908
     Investment securities                                         202,311       241,000           719,387       739,627
     Federal funds sold                                             28,224        98,758           136,804       139,340
                                                                    ------        ------           -------       -------
          Total interest income                                  1,544,652     1,435,073         4,665,548     3,855,875
                                                                 ---------     ---------         ---------     ---------
Interest expense:
     Demand deposits                                               100,169        64,588           260,103       192,367
     Savings deposits                                               49,769        50,398           143,437       145,737
     Time deposits                                                 471,958       555,227         1,632,141     1,365,933
     Other                                                             320             -               353         2,849
                                                                       ---          ----               ---         -----
          Total interest expense                                   622,216       670,213         2,036,034     1,706,886
                                                                   -------       -------         ---------    ----------
          Net interest income                                      922,436       764,860         2,629,514     2,148,989
Provision for loan losses                                           60,000        77,500           195,000       155,500
                                                                    ------       -------           -------       -------
          Net interest income after provision for
            loan losses                                            862,436       687,360         2,434,514     1,996,489
                                                                   -------      --------         ---------     ---------

Other income:
     Service charges on deposit accounts                            85,518        65,608           236,704       211,926
     Net gain (loss) on securities transactions                      6,973          (702)           19,427        (1,462)
     Other operating income                                         34,174        32,967           119,123        91,763
                                                                    ------        ------           -------        ------
     Total other income                                            126,665       112,297           375,254       316,651
                                                                  --------       -------           -------      --------
Other expense:
     Salaries and other personnel expense                          310,649       269,435           920,176       823,935
     Net occupancy and equipment expense                           101,714        83,151           300,516       271,412
     Other operating expense                                       237,683       182,650           645,781       535,805
                                                                   --------      -------           -------      --------
          Total other expense                                      650,046       535,236         1,866,473     1,631,152
                                                                   -------      --------         ---------    ----------
           Earnings before income taxes                            339,055       264,421           943,295       681,988
Income tax expenses                                                121,220        93,190           306,942       239,178
                                                                   -------      --------           -------      --------
          Net earnings                                        $    217,835       171,231           636,353       422,810
                                                                   =======      ========           =======      ========

Earnings per common share                                     $        .15           .12               .44           .29
                                                                      ====           ===               ===           ===
Earnings per common share-assuming dilution                   $        .15           .12               .43           .29
                                                                       ===           ===               ===           ===

See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                Consolidated Statement of Comprehensive Earnings
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                     September 30,

                                                                    1998            1997             1998          1997
                                                                    ----            ----             ----          ----
Net earnings                                                     $ 217,835       171,231           636,353       422,810
Other comprehensive earnings, net of tax:
      Unrealized gains on securities:
          Unrealized holding gains
          arising during period                                     55,114        21.335            37,891        28,672
      Less: Reclassification adjustment for gains
          included in net income                                      (118)            -            (8,810)       (9,850)
                                                                    ------         -----             -----         -----
      Total other comprehensive income                              54,996        21,335            29,081        18,822
                                                                    ------        ------            ------        ------
Comprehensive earnings                                          $  272,831       192,566           665,434       441,632
                                                                   =======       =======           =======       =======


                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                           1998                  1997
   Cash flows from operating activities:
    Net earnings                                                                       $  636,353               442,810
       Adjustments to reconcile  net earnings to net cash  provided by operating activities:
             Provision for loan losses                                                    195,000               152,500
             Deferred tax benefits                                                          8,802               (54,256)
             Depreciation, amortization and accretion                                     159,292               163,519
             (Gain) Loss on sale of Investments                                           (19,426)                1,462
             Change in assets and liabilities:
                Prepaid expenses and other assets                                         214,672              (330,190)
                Accrued expenses and other liabilities                                    494,558               488,624
                                                                                          -------              --------
                      Net cash provided (used) by operating
                        activities                                                      1,689,251               850,045
                                                                                        ---------               -------
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                                                           14,045,786             4,749,140
    Purchases of investment securities                                                 (7,029,043)           (4,731,824)
    Net increase in loans                                                              (6,618,472)          (10,988,052)
    Purchases of premises and equipment                                                   (85,161)              (63,369)
                                                                                          --------             --------
                      Net cash provided (used) by investing
                         activities                                                       313,110           (10,875,441)
                                                                                          -------            ----------

Cash flows from financing activities:
Net change in deposits                                                                 (3,317,861)           14,635,987
Dividends paid                                                                           (131,505)             (116,845)
                                                                                         ---------           ----------
                      Net cash provided (used) by financing
                        activities                                                     (3,449,366)           14,519,142
                                                                                       -----------           ----------

Net increase (decrease) in cash and cash equivalents                                   (1,447,005)            4,493,746

Cash and cash equivalents at beginning of the period                                   10,963,565             6,583,556
                                                                                       ----------             ---------

Cash and cash equivalents at end of period                                           $  9,516,560            11,077,302
                                                                                        =========            ==========
Supplemental cash flow information:
    Cash paid for interest                                                           $  1,671,945             1,524,898
                                                                                        =========             =========
    Cash paid for income taxes                                                       $    312,314               352,087
                                                                                          =======               =======

See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


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

       During the quarter, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. The beforetax and aftertax amount, as well as the tax (expense)benefit is presented below:


                                                                             Three Months ended September 30, 1998
                                                                                            Tax
                                                                         Before           (Expense)/           After
                                                                         Tax               Benefit              Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                         $ 88,837            (33,723)            55,114
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                    (191)                73               (118)
                                                                        ------             ------             ------
                                                                      $ 88,646            (33,650)            54,996
                                                                        ======             ======             ======

                                                                             Three Months ended September 30, 1997
                                                                                            Tax
                                                                         Before           (Expense)/           After
                                                                         Tax               Benefit              Tax
        Unrealized gains (losses) on securities:
            Unrealized holding gains (losses) arising
                during  period                                        $170,773           (64,825)            105,948
                                                                       =======            ======             =======

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(2)     New Accounting Pronouncements - (Continued)

                                                                             Nine Months ended September 30, 1998
                                                                                            Tax
                                                                         Before           (Expense)/           After
                                                                         Tax               Benefit              Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                         $ 61,075            (23,184)            37,891
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                 (14,200)             5,390             (8,810)
                                                                        ------             ------             ------
                                                                      $ 46,875            (17,866)            29,081
                                                                        ======             ======             ======

                                                                             Nine Months ended September 30, 1997
                                                                                            Tax
                                                                         Before           (Expense)/           After
                                                                         Tax               Benefit              Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                         $ 46,215            (17,543)            28,672
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                 (15,877)             6,027             (9,850)
                                                                        ------             ------             ------
                                                                      $ 30,338            (11,516)            18,822
                                                                        ======             ======             ======

 (3)    Earnings Per Share

       The Company adopted FASB Statement No. 128, "Earnings Per Share", effective December 31, 1997. This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. Earnings per common share amounts for the three and nine months periods ended September 30, 1998 and 1997 are as follows:

                                                                          Three Months ended September 30, 1998

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)       (Denominator)         Amount

       Earning per common share                                      $  217,835          1,460,570            $0.15

       Effects of dilutive stock options                                      -             17,334                -
                                                                        -------          ---------             ----
       Earnings per common share - assuming dilution                 $  217,835          1,477,904            $0.15
                                                                        =======          =========             ====


                                                                          Three Months ended September 30, 1997

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)       (Denominator)         Amount

       Earning per common share                                      $  171,231          1,460,570            $0.12

       Effects of dilutive stock options                                      -             13,670                0
                                                                        -------          ---------             ----
       Earnings per common share - assuming dilution                 $  171,231          1,474,240            $0.12
                                                                        =======          =========             ====

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



 (4)    Earnings Per Share - (Continued)

                                                                           Nine Months ended September 30, 1998

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)       (Denominator)         Amount

       Earning per common share                                      $  636,353          1,460,570            $0.44

       Effects of dilutive stock options                                      -             17,334                -
                                                                        -------          ---------             ----
       Earnings per common share - assuming dilution                 $  636,353          1,477,904            $0.43
                                                                        =======          =========             ====

                                                                           Nine Months ended September 30, 1997

                                                                    Net Earnings        Common Share       Per Share
                                                                     (Numerator)       (Denominator)         Amount

       Earning per common share                                      $  422,810          1,460,570            $0.29

       Effects of dilutive stock options                                      -             13,670                0
                                                                        -------          ---------             ----
       Earnings per common share - assuming dilution                 $  422,810          1,474,240            $0.29
                                                                        =======          =========             ====

 4)     Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended September 30, 1998 and 1997 are:

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                   September 30,
                                                            1998          1997               1998        1997

          Advertising and Marketing                       $ 17,280       17,151            51,210        48,138
          Data Processing                                   38,575       30,778           101,216        98,279
          Postage and courier                               11,495        9,788            36,373        37,099
          Printing and supplies                             19,795       21,522            51,754        59,002
          Professional Fees                                 16,904       17,350            63,325        49,592


                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                For Each of the Nine Months in the Periods Ended
                           September 30, 1998 and 1997

Interim Financial Condition

       Georgia Bancshares, Inc. (the "Company") reported total assets of $77,109,583 as of September 30, 1998, compared to $79,356,319 at December 31, 1997. The most significant change in the composition of assets was an increase in gross loans from $45,345,584 to $51,835,828. The increase in loans was funded primarily by a decrease in investments of $6,928,208 (36.78%). The deposits have declined by $3,317,861 (4.58%) during the nine months since December 31, 1997. The decline has been caused by management's approach of reducing the cost of funds. During 1997, the Bank's deposits grew $20,371,474. The majority of the growth was in time deposits that increased the Bank's costs of funds. Management has reduced the interest rate paid on time deposits, thereby reducing the time deposits by $8,019,138 (16.67%). Demand deposits have increased by $4,723,054 (19.45%) since December 31, 1997. As a result of the loan growth and deposit decline, the loan to deposit ratio has increased to 73.89% from 61.66% at December 31, 1997. The Company's cash and cash equivalents have decreased by $1,447,005 to $9,516,560 as of September 30, 1998.

Liquidity
       The Bank's liquid assets as a percentage of total deposits were 13.77% at September 30, 1998, compared to 15.14% at December 31, 1997. The Company has approximately $3,600,000 in available unsecured federal fund lines of credit with correspondent banks. The Company has also secured federal funds lines of credit with correspondent banks equal to the amount of unpledged investment securities. The Company has occasionally advanced on these lines during 1998. The maximum amount borrowed under these lines at any one time was approximately $ 1,990,000. Periodically, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
       The capital of the Company totaled $7,227,344 as of September 30, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.85% at September 30, 1998, compared to 10.30% at December 31, 1997 Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At September 30, 1998, the Bank had a risk-weighted total capital ratio of 13.35%, compared to 13.30% at December 31, 1997, and a Tier I risk-weighted capital ratio of 12.09%, compared to 12.00% at December 31, 1997.

Asset Quality
       Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $303,268 a decrease of $220,946 from December 31, 1997. There were no related party loans that were considered nonperforming at September 30, 1998. The composition of the nonperforming assets is presented in the following table:

                                                              September 30,        December 31,
                                                                    1998               1997
       Loans on nonaccrual                                      $ 174,030             213,887
       Other real estate owned                                    129,238             299,494
       Other repossessed collateral                                     -              10,833
                                                                ---------            --------
             Total nonperforming assets                         $ 303,268             524,214
                                                                =========            ========
       Total nonperforming assets as a percentage of
              total loans (gross) and other real estate              .58%               1.15%
                                                                     ====               =====


                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                For Each of the Nine Months in the Periods Ended
                           September 30, 1998 and 1997


       The allowance for loan losses totaled $763,451 at September 30, 1998, an increase of $66,772 from December 31, 1997. The allowance for loan losses represented 1.47% and 1.56% of total loans at September 30, 1998 and December 31, 1997, respectively. An analysis of the allowance for loan losses since December 31, 1997 follows:

       Allowance for loan losses at December 31, 1997                 $ 696,679

            Charge-offs:
            Commercial                                                  111,322
            Real Estate                                                   3,000
            Installment                                                  26,799
                                                                         ------
              Total                                                     141,121

            Recoveries:
            Commercial                                                    2,577
            Real Estate                                                       -
            Installment                                                  10,429
                                                                         ------
              Total                                                      12,893

       Provision charged to income                                      195,000
                                                                      ---------
       Allowance for loan losses at September 30, 1998                $ 763,451
                                                                      =========

       During April 1998, the Bank charged-off approximately $110,000 related to a commercial line totaling $156,000. Management anticipates having to charge-off approximately $100,000 related to another commercial line before December 31, 1998. The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

       Its primary regulatory authority most recently examined the Bank in July 1997. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities

              At September 30, 1998, the Bank had $11,906,773 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $54,866 on September 30, 1998. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                For Each of the Nine Months in the Periods Ended
                           September 30, 1998 and 1997

as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

Results of Operations

       Net interest income for the first nine months of 1998 was $2,629,514 an increase of $480,525 (22.36%) compared to he same period for 1997. Interest income for the first nine months of 1998 was $4,665,548, representing an increase of $809,673 (21.00%) over the same period in 1997. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first nine months of 1998 increased $329,148 (16.17%) compared to the same period in 1997. The interest income increased at a higher rate than interest income during the first nine months of 1998 compare to the same period in 1997.

       Amounts charged to expense related to the allowance for loan losses for the first nine months of 1998 increased $39,500 compared to the same period for 1997. The increase is primarily attributable to the loan growth for the first nine months in 1998 and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

       Other income for the first nine months of 1998 was $375,254, an increase of $58,603 (18.50%) compared to the same period in 1997. The increase in service charges on deposit accounts is due to an increase in the number of accounts and deposit activity that totaled $24,778. The remaining increase was due to increases in gain on sale of investment securities $20,889, income from sale of alternative investments of $9.687 and other increases of $ 20,889.

       Other expenses for the first nine months of 1998 increased $235,321 (12.61%) compared to the first nine months in 1997. This increase is primarily attributable to an increase in salary and personnel expenses of $96,241 associated with the increase in personnel to accommodate growth of the bank. Other increases include an increase of $29,104 in net occupancy and equipment expense related to general increases in insurance, repairs and maintenance and an increase of $109,976 in general expenses.

Year 2000
         The company is in the process of insuring that all of our computer hardware, software, third party service providers and other systems are fully
Year 2000 compliant. We have identified several computer hardware devices, computer software systems and other systems that are not compliant. All non-compliant systems have been scheduled to be upgraded by December 31, 1998. The Company has also contacted all third party service providers and obtained data about their readiness. Several third party service providers are not compliant, however they have established contingency dates and vendors in case the third party service providers do not become compliant. The Company will continue to monitor the efforts of all third party service providers as well as obtaining certification and test results to ensure their readiness.

         The Company has scheduled a conversion to Year 2000 complaint computer systems on October 1, 1998. The Company's third party service providers will absorb the majority of the costs associated with the conversion. The Company will begin testing the new systems as soon as practical after the conversion. We are projecting that complete testing and certification of our systems will be completed by March 31, 1999.

         The  Company  has   budgeted   approximately   $85,000  for  Year  2000
expenditures and computer systems replacements and upgrades. To date, the Company has spent approximately $15,000 on upgrades and customer awareness documentation and seminars. The majority of the budgeted expenditures will occur in the next three months.

The Company is currently assessing the risks associated with our loan and deposit customers. The assessment is scheduled to be completed by December 15, 1998. Upon completion of this assessment, management will be able to estimate the potential exposure the Company might incur associated with the Year 2000. At the present time, management has no reasonable means to predict the potential exposure related to the Year 2000.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY


PART II: OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None
Item 4. Submission of Matters to a Vote of Security-Holders
        None
Item 5. Other Information
        None
Item 6. Exhibits and Reports on Form 8-K.
        On October 9, 1998, the Company filed a Form 8-K announcing the Company entered into a nonbinding letter of intent (the "Letter of Intent") for a proposed merger with and into First Sterling Banks ("First Sterling"). First Sterling would be the surviving corporation. The consummation of the merger remains subject to certain conditions that must be satisfied prior to closing, including the execution of a definitive agreement, a due diligence examination by both parties and the receipt of shareholder and regulatory approvals.

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



                                            Date: November 13, 1998