Form 10KSB
period 1998-12-31
GEORGIA BANCSHARES INC /GA/
filed 1999-03-31
CIK 944169

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                      Commission file number
ended December 31, 1998                                          0-29732

                            Georgia Bancshares, Inc.
                 (Name of small business issuer in its charter)

       Georgia                                                 58-2176047
(State of Incorporation)                                    (I.R.S. Employer
                               Identification No.)
3333 Lawrenceville Highway
Tucker, Georgia                                                    30084
(Address of principal executive offices)                         (Zip Code)

                                 (770) 491-3333
                           (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $1.60

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $6,809,241.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 27, 1999 was $ 14,833,663 based on the latest quotation on Nasdaq Smallcap market of $13.00 per share.

The number of shares outstanding of issuer's class of common stock at March 27, 1999 was 1,461,632 shares of common stock.


                                  Page 1 of 80

                            Exhibit Index on Page 63

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.....................................3

ITEM 2.           DESCRIPTION OF PROPERTIES..................................13

ITEM 3.           LEGAL PROCEEDINGS..........................................13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...........................................14

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................14

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION.......................................15

ITEM 7.           FINANCIAL STATEMENTS ......................................33

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.......................................55

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT........................................55

ITEM 10.          EXECUTIVE COMPENSATION.....................................57

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT...........................60

ITEM 12.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS.......................................61

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...........................62

SIGNATURES...................................................................63

                                     PART I

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of Georgia Bancshares, Inc. (the "Company") to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company's market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

On December 30, 1998, the Company entered into a merger agreement with First Sterling Banks, Inc. ("First Sterling") whereby First Sterling would acquire all issued and outstanding common stock of the Company for shares of First Sterling common stock. See "Other Events" included elsewhere in Item 1.

(b)      Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the main office of the Bank located at 3333 Lawrenceville Highway, Tucker, Georgia 30084. The Bank also conducts business from its branch located at 4794 Highway 29, Lilburn, Georgia 30047.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities.

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

The Bank's loan portfolio at December 31, 1998 contains approximately 14.7% real estate construction loans, 57.2% real estate mortgage loans, 21.8% commercial loans and 6.3% consumer loans. The Bank's loan to deposit ratio at December 31, 1998 was approximately 75.4%.

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

The Bank, as a state chartered bank, will be permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The legislation provided that after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. If a bank is part of a bank holding company, all affiliates are treated as one, and the bank holding company organization is limited to only three counties for branching. On July 1, 1998, full statewide branching went into effect and Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 4 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 1998, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 1998.

                                                  Capital Adequacy
                                               (Dollars in thousands)

                                                  December 31, 1998
Leverage Ratio:                          Amount                   Percent

     Actual                              $7,456,935                 9.7%
     Minimum Required (1)                $3,070,527                 4.0%
Risk-Based Capital:

Tier 1 Capital

     Actual                              $7,456,935                11.4%
     Minimum Required                    $2,609,560                 4.0%

Total Capital

     Actual                              $8,197,552                12.6%
     Minimum Required                    $5,219,120                 8.0%


(1) Represents the regular minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,

(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 3%, and it is "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1998, the Bank met the definition of a "well capitalized" institution.

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

FDIC Insurance Assessments

The FDIC adopted regulations amending the deposit insurance assessments applicable to the Banks. The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund (the "BIF").

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

The Bank has been informed by the FDIC that the Bank have been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1999.

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

Employees

As of December 31, 1998, the Bank employed 24 full-time employees and 5 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.


Other Events

The Company entered into a definitive merger agreement on December 30, 1998 whereby the Company will combine with First Sterling by means of exchanging the Company's common stock for First Sterling common stock. As a result of this transaction, the Company's subsidiary, Community Bank of Georgia, will become a wholly owned subsidiary of First Sterling. The shareholders of the Company voted upon and approved the proposed merger on March 16, 1999. The transaction is scheduled for consummation in the middle of April 1999. Reference is hereby made to the First Sterling's Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission which became effective February 10, 1999.


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

On October 1, 1997, the Bank opened its sole branch located at 4794 Highway 29 in Lilburn, Georgia. The branch contains approximately 2,800 square feet on a
1.4 acre site. The branch has three inside teller stations, three outside drive-in teller stations, and one outside automatic teller machine.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes after consultation with legal counsel would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED SOCKHOLDER MATTERS

As of December 31, 1998, there were approximately 705 shareholders of record of the Company's common stock. The following table sets forth, for the fourth quarter of 1998, the high and low bid information per share as reported by J.C. Bradford & Co., one of the market makers in the Company's stock. The Company was first listed on The Nasdaq SmallCap Market in the fourth quarter of 1998. Prior to the fourth quarter of 1998, there was no established trading market in the Company's stock and information for these quarters are negotiated trades which are known to the Company or J.C. Bradford & Co. The regular cash dividends declared for the Company is also given in the table below. All information is adjusted for the 5-for-2 stock split effective June 23, 1998.

                                                  COMMON STOCK
                                                    NEGOTIATED
                                                     TRADES
 1997                                      HIGH        LOW      DIVIDEND
First Quarter                             $5.20       $4.80       $0.04
Second Quarter                            $4.80       $4.80           -
Third Quarter                             $5.00       $5.00           -
Fourth Quarter                            $5.00       $4.60       $0.04
1998
First Quarter                             $6.25       $6.25       $0.04
Second Quarter                                -           -           -
Third Quarter                             $7.41       $7.41           -


                                                       BID
                                                   INFORMATION
1998                                       HIGH        LOW      DIVIDEND
Fourth Quarter*                           $9.50       $8.00       $0.05

* The Company started trading on the Nasdaq SmallCap Market in the fourth quarter of 1998. The high and low bid information for this quarter as reported by J.C. Bradford & Co. is set forth above. These are over-the-counter market quotations which reflect interdealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS
         OR PLAN OF OPERATION

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

Financial Condition - 1998 vs. 1997

Total assets increased by $3,215,794 (4.0%) from December 31, 1997 to December 31, 1998. The increase was limited because of management's decision to reduce high interest rate deposits and invest cash and cash equivalents in higher earning assets. During 1998, net loans increased $9,515,725 (21.3%) while cash and cash equivalents decreased $4,878,539 (44.5%). The remaining increase in loans was funded by reducing investments by $1,634,379 (8.6%) and borrowing $3,000,000 from the Federal Home Loan Bank of Atlanta. The composition of the deposit portfolio changed significantly during 1998. During the year, the Company had significant decreases in time deposits due to management's approach to relationship banking and decreasing deposit rates. The time deposit category decreased $4,661,740 (11.1%) during 1998. The level of savings accounts increased by $236,375 (3.8%) during 1998. Non-interest bearing and interest bearing demand deposits grew by $1,101,479 (10.4%) and $2,761,025 (20.1%)
respectively during 1998. With the shift to lower interest rate deposits and the continued growth in loans, the net interest margin was positively impacted.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, increased from $547,869 at December 31, 1997 to $600,531 at December 31, 1998. There were no related party loans, which were considered nonperforming at December 31, 1998.

The Bank was most recently examined by its primary regulatory authority in November 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Results of Operations - 1998 vs. 1997

The results of operations of the Company is dependent on net interest income, which is the difference between interest earned on earning assets and the interest paid on interest-bearing liabilities, and the ability to minimize loan losses and to control operating expenses. Net earnings before taxes increased by $239,313 (24.9%) to $1,200,193 in 1998 from $960,888 in 1997. Net earnings after taxes for 1998 was $844,306, an increase of $222,308 (35.7%) compared to $621,998 in 1997. The return on average assets was 1.10% and .94% for the year ended December 31, 1998 and 1997, respectively.

Net interest income for 1998 was $3,541,715, an increase of $601,395 (20.5%), compared to $2,940,320 in 1997. Interest income for 1998 was $6,278,835, representing an increase of $910,158 (17.0%) for 1997. The growth in interest income was primarily due to the increase of funds available for loans and investments. Interest expense for 1998 increased $308,763 (12.7%) compared to 1997. The growth in interest expense was less than the growth in interest income primarily due to the significant change of deposit portfolio. The net interest spread increased 6 basis points from 4.32% in 1997 to 4.38% in 1998.

The provision for loan losses for 1998 was $263,000 compared to $235,500 in 1997. The increase is primarily attributable to the growth in loans outstanding and the increase in non-performing loans. The allowance for loan losses represented approximately 1.3% of total loans as of December 31, 1998. The net amount of charge-offs was $219,062 in 1998 compared to net recoveries of $1,796 in 1997. Management believes that the level of the allowance for loan losses is appropriate based upon the Bank's portfolio and the current economic conditions.

Other income for 1998 was $530,406, an increase of $76,606 from $453,800 in 1997. The majority of the increase was due to increased gain on sales of investment securities of $26,686, gain on sale of loans of $8,440 and income from alternative investment activities of $9,687.

Other expenses for 1998 was $2,608,928 an increase of $411,188 (18.7%) compared to $2,197,740 in 1997. The majority of the increase was attributed to expenses related to increases in salaries and employee benefits of $151,288 (13.8%) related to merit increases and hiring additional personnel. Other expense items include expenses relating the Company's pending merger with First Sterling Banks, Inc. of $77,834 and registration of the Company on the Nasdaq Smallcap market of $16,014.

Liquidity

The Bank must maintain a certain portion of its assets in funds that are readily available to pay on deposit withdrawals and to meet expected loan demands. Additionally, the Bank maintains relationships with correspondent banks to provide lines of credit for short-term funds on an as-needed basis. Presently, the Bank has unsecured federal funds lines available from commercial banks of $2,750,000. In addition, the Bank has secured federal fund lines which it can borrow from up to the amount of unpledge investment securities. At December 31, 1998, the Bank had approximately $11,4000,000 on these secured lines.

Cash and cash equivalents totaled $6,085,026 and $10,963,565 at December 31, 1998 and 1997, respectively. Cash inflows from operations totaled $1,190,275 in 1998, while outflows from investing activity totaled $8,379,759, which were primarily a net increase in loans. Inflows from financing activities totaled $2,310,945, which resulted from increases in other borrowings. A complete analysis of cash flows is presented later in the audited financial statements.

Capital Resources

The Company's ratios of stockholders' equity to total assets were 8.9% and 8.4% at December 31, 1998 and 1997, respectively. The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1998, the Company was required to have Tier I and Total Capital to "risk weighted" assets ratios of 4% and 8%, respectively. The Company's ratios as of December 31, 1998 were 11.5% and 12.6% for Tier I and Total Capital ratios, respectively. Additionally, the Company is required to maintain a leverage ratio of at least 4%. At December 31, 1998, the Company's leverage ratio was 9.8%. While the current level of capital sufficiently meets the regulatory requirements, and the Company's current and foreseeable needs, management will continue to evaluate the capital needs of the Company.

Year 2000

The company is in the process of insuring that all of our computer hardware, software, third party service providers and other systems are fully Year 2000 compliant. We have identified several computer hardware devices, computer software systems and other systems that are not compliant. Substantially all non-compliant systems have been upgraded. The Company has also contacted all third party service providers and obtained data about their readiness. Substantially all third party service providers are compliant. The Company will continue to monitor the efforts of all third party service providers as well as obtaining certification and test results to ensure their readiness.

The Company completed a conversion to Year 2000 compliant computer systems on October 1, 1998. The Company's third party service providers absorbed the majority of the costs associated with the conversion. We are projecting that complete testing and certification of our systems will be completed by March 31, 1999.

The Company has budgeted approximately $85,000 for Year 2000 expenditures and computer systems replacements and upgrades. To date, the Company has spent approximately $65,000 on upgrades and customer awareness documentation and seminars.

The Company has developed a contingency plan for backup systems and business functions should any technical problems be encountered. Specific guidelines have been established in case critical systems or communications interruption occur. Assignments have been established, as well as step-by-step instructions should any system or process malfunction.

The Company has assessed the risks associated with our loan and deposit customers. The assessments did not disclose any significant exposure the Company might incur associated with our customers and the Year 2000. At the present time, management has no reasonable means to predict the potential exposure related to the Year 2000.

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1998 that are to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice in a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. The fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Estimates of projected repayments of loans with specified characteristics and investment securities with callable features are presented in the period of the anticipated call. Community Bank of Georgia's savings accounts and interest-bearing demand accounts (NOW and money market accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category.





                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                                                   At December 31, 1998
                                                                 Maturing or Repricing in
                                                           Over 3         Over 1
                                                Three      Months          Year
                                               Months     Through         Through       Over 5
                                               or Less     1 Year         5 Years        Years       Total
                                               -------     ------         -------        -----       -----
                                                                   (Dollars in Thousand)

Interest-earning assets:
  Loans                                     $   36,236         2,748        15,364          557        54,905
Investment securities:
  Taxable                                            4           301         1,418       11,520        13,243
  Tax-Exempt                                        --            --            --        3,958         3,958
  Other Securities                                                                         228           228
  Federal funds sold                             2,776            --            --           --         2,776
                                                ------         -----        ------        -----        ------
 Total interest-earning assets              $   39,016         3,049        16,782       16,263        75,110
                                                ======         =====        ======       ======        ======

 Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                 $   16,515            --            --           --        16,515
    Savings                                      6,384            --            --           --         6,384
    Time                                         7,657        21,063         8,576            8        37,304
  Other borrowings                                                --         3,000           --         3,000
                                               -------       --------        -----         ----         -----
Total interest-bearing liabilities          $   30,556        21,063        11,576            8        63,203
                                               =======        ======        ======            =        ======

Interest sensitive difference per
period                                           8,460      (18,014)         5,206       16,255
                                                 -----      --------         -----       ------
Cumulative interest sensitivity
difference                                  $    8,460       (9,554)       (4,348)       11,907
                                                 =====       =======       =======       ======
Cumulative difference to total
Assets                                          10.25%      (11.57)%       (5.27)%       14.42%
                                                ======      ========       =======       ======

SELECTED STATISTICAL INFORMATION

The following section presents statistical information for the Company, which supplements the financial data discussed elsewhere herein.

Index to Selected Statistical Information

Table 1           Average Balance Sheets
Table 2           Volume-Rate Analysis
Table 3           Investment Portfolio
Table 4           Loan Portfolio
Table 5           Allowance for Loan Losses
Table 6           Allocation of the Allowance for Loan Losses
Table 7           Deposits
Table 8           Selected Financial Data






    [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Table 1
Average Balance Sheets

The table below shows the average balance sheets, including significant categories of interest-earning assets and interest-bearing liabilities for 1998 and 1997, and the average rate of interest earned or paid thereon.

                                                           1998                                     1997
                                                           ----                                     ----
                                                         Interest                                 Interest
                                           Average       Income/       Yield/       Average       Income/      Yield/
                                           Balances      Expense       Rate         Balances      Expense      Rate
                                                                 (Amounts are presented in Thousands)
Assets:
Interest-earning assets:
  Loans (including loan fees)              $     48,318        5,124        10.60%  $     38,512  $     4,108       10.67%
  Investment securities:
     Taxable                                     13,478          825         6.12%        15,200          997        6.56%
     Nontaxable                                   2,467          124         5.02%           145            8        5.52%
  Federal funds sold                              3,818          206         5.40%         4,546          256        5.63%
                                                  -----        -----        ------        ------        -----        -----
  Total interest earning assets                  68,081        6,279         9.22%        58,403        5,369        9.19%
Other non-interest earning assets
                                                  8,355                                    7,631
                                                  -----                                    -----
  Total assets                             $     76,436                             $     66,034
                                                 ======                                   ======
Liabilities and stockholders' equity:
  Interest bearing liabilities:
     Deposits:
     Interest bearing demand and
savings                                    $     19,068          569         2.98%  $     15,713          461        2.94%
     Time                                        36,877        2,140         5.80%        34,133        1,964        5.75%
     Other borrowings                               620           28         4.52%            40            3        7.50%
                                                -------       ------         -----        ------        -----        -----
   Total interest bearing
liabilities:                                     56,565        2,737         4.84%        49,886        2,428        4.87%
Other non-interest bearing liabilities
                                                 13,257                                   10,180
Stockholders' equity                              6,614                                    5,968
                                                  -----                                    -----
Total liabilities and stockholders'
equity                                     $     76,436                             $     66,034
                                                 ======                                   ======
Excess of interest earning assets over
interest bearing liabilities               $     11,516                             $      8,517
                                                 ======                                    =====
Ratio of interest earning assets to
interest bearing liabilities                    120.36%                                  117.07%
                                                =======                                  =======
Net interest income                                            3,542                                    2,941
                                                               =====                                    =====
Net interest spread                                                          4.38%                                   4.32%
                                                                             =====                                   =====
Net interest yield on interest bearing
assets                                                                       5.20%                                   5.04%
                                                                             =====                                   =====


Nonaccrual loans and the interest which was recorded on these loans (both prior and subsequent to the time loans were placed on nonaccrual status, if any) are included in the yield calculation for all loans in all periods reported.

Table 2
Volume-Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1998 over 1997.



                                                                                    1998   over  1997
                                                                          Increase(decrease) due to changes in:
                                                                           (Amounts are presented in thousands)
                                                                       Volume              Rate               Total
Interest income on:
   Loans (including loan fees)                              $           1,043               (27)              1,016
   Investment securities:
       Taxable                                                           (105)              (67)               (172)
       Nontaxable                                                         116                --                 116
   Federal funds sold                                                     (40)              (10)                (50)
       Total interest-earning assets                        $           1,014              (104)                910
                                                                        =====              =====                ===
Interest expense on:
   Deposits:
       Interest-bearing demand and savings                  $             100                  8                108
       Time                                                               159                 17                176
   Other borrowings                                                        27                (2)                 25
                                                                         ----                ---               ----
       Total interest-bearing liabilities                   $             286                 23                309
                                                                          ===                 ==                ===


Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 2
Volume-Rate Analysis, Continued

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1997 over 1996.

                                                                                   1998   over  1997
                                                                          Increase(decrease) due to changes in:
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

Table 3
Investment Portfolio

The following table presents the investments by category at December 31, 1998 and 1997 (amounts are represented in thousands):

                                                            1998                                  1997
                                                            ----                                  ----
                                              Amortized          Estimated          Amortized          Estimated
                                                Cost            Fair Value            Cost            Fair Value
U.S. Treasury                                 $ 1,196             1,199                 881               891
U.S. Government agencies                        3,666             3,665              10,799            10,790
Obligations of state and
 political subdivisions                         3,958             3,976                 804               809
Mortgage-backed securities                      8,413             8,361               6,372             6,345
Other Securities                                  228               228                  --                --
                                                -----             -----               -----            ------
                                              $17,461            17,429              18,856            18,835
                                               ======            ======              ======            ======

                                                           Obligations
                                                          of states and                                        Weighted
                                U.S.             U.S.      political            Mortgage        Other           Average
                                Treasury       Agencies    subdivision           Backed       Securities          Yields

Within 1 year                  $    --            --              --                305             --             7.49%
After 1 through 5 years            200         1,150              --                 68             --             6.38%
After 5 through 10 years           996         1,516              --                255             --             6.25%
After 10 years                     --          1,000            3,958             7,785            228             5.96%
                                 -----         -----            -----             -----            ---             ----
      Totals                   $ 1,196         3,666            3,958             8,413            228             6.07%
                                 =====         =====            =====             =====            ===             ====


Table 4
Loan Portfolio

The following table presents loans by type at the end of 1998 and 1997 (amounts are presented in thousands):

                                                                                              December 31,
                                                                                          1998           1997
                                                                                          ----           ----
Commercial, financial and
Agricultural                                                                      $     11,993   $     12,181
Real estate - construction                                                               8,044          6,587
Real estate - mortgage                                                                  31,380         23,393
Installment loans to
Individuals                                                                              3,488          3,185
                                                                                         -----          -----
                                                                                  $     54,905   $     45,346
                                                                                        ======         ======

As  of  December  31,  1998,   the   maturities   of  loans  in  the   indicated
classifications were as follows (amounts are presented in thousands):


                      Commercial,
                      Financial and       Real Estate          Real Estate
Maturity              Agricultural        Construction         Mortgage           Consumer     Total
--------              ------------        ------------         --------           --------     -----
Within 1 yr           $  8,379               6,592              22,737            1,276       38,984
1 to 5 yrs               3,614               1,452               8,086            2,212       15,364
After 5 yrs                 --                  --                 557               --          557
                            --                ----                 ---            -----          ---
   Totals             $ 11,993               8,044              31,380            3,488       54,905
                        ======               =====              ======            =====       ======


Table 4
Loan Portfolio, Continued

As of December 31, 1998, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows (amounts are presented in thousands):



                                                                  Fixed               Variable
                                                              Interest Rates        Interest Rates           Total
Commercial, financial and agricultural:
  Less than one year                                     $             1,253                 7,126           8,379
  1 to 5 years maturity                                                3,256                   358           3,614
  After 5 years maturity                                                  --                    --              --
                                                                          --                    --              --
                                                                       4,509                 7,484          11,993
                                                                       -----                 -----          ------
Real estate - construction:
  Less than one year                                                      --                 6,592           6,592
  1 to 5 years maturity                                                   --                 1,452           1,452
  After 5 years maturity                                                  --                    --              --
                                                                        ----                  ----            ----
                                                                          --                 8,044           8,044
                                                                        ----                 -----           -----
Real estate - mortgage:
  Less than one year                                                   2,213                20,524          22,737
  1 to 5 years maturity                                                1,603                 6,483           8,086
  After 5 years maturity                                                 557                    --             557
                                                                         ---                    --             ---
                                                                       4,373                27,007          31,380
                                                                       -----                ------          ------
Consumer:
  Less than one year                                                   1,222                    54           1,276
  1 to 5 years maturity                                                2,212                    --           2,212
  After 5 years maturity                                                  --                    --              --
                                                                        ----                  ----            ----
                                                                       3,434                    54           3,488
                                                                       -----                    --           -----
                                                         $            12,316                42,589          54,905
                                                                      ======                ======          ======




Table 4
Loan Portfolio, Continued

The following summarizes past due and non-accrual loans and other real estate as of December 31, 1998 and 1997 (amounts are presented in thousands):

                                                 1998               1997

Other real estate and repossessions         $      178                310
Accruing loans 90 days or more past due            342                 24
Non-accrual loans                                   80                214


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

Table 5
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses (amounts are presented in thousands):

                                                                                           December 31,
                                                                                     1998                1997
                                                                                     ----                ----
Balance at beginning of year                                                $         697                 459
Charge-offs:
  Commercial, financial and agricultural                                              125                  --
  Real estate                                                                          97                  --
  Installment loans to individuals                                                     11                   4
                                                                                     ----                 ---
                                                                                      233                   4
                                                                                    -----                 ---
Recoveries:
  Commercial, financial and agricultural                                                3                  --
  Real estate                                                                          --                  --
  Installment loans to individuals                                                     11                   6
                                                                                    -----                ----
                                                                                       14                   6
                                                                                    -----                 ---
  Net charge-offs                                                                     219                 (2)
  Additions charged to operations                                                     263                 236
                                                                                      ---                ----
  Balance at end of year                                                    $         741                 697
                                                                                      ===                 ===

Ration of net charge-offs during the period to average
loans outstanding during the period                                                  .45%              .(01)%


Table 6
Allocation of the Allowance for Loan Losses

The following tables summarizes information concerning the allocation of the allowance for loan losses as of December 31, 1998:

                                                     1998                                         1997
                                                        Percent of Loans in Each                            Percent of Loans in Each
Balance at End of Period                 Amount          Category to Total Loans       Amount                Category to Total Loans
Applicable to :

Domestic
  Commercial,financial                  $    13                    21.8%              $    29                         26.9%
   and agricultural
  Real Estate - Construction                 --                    14.7%                   39                         14.5%
  Real Estate - Mortgage                     12                    57.2%                  108                         51.6%
  Installment loans to individuals           10                     6.3%                    9                          7.0%
Unallocated                                 706                     N/A                   512                          N/A
                                            ---                     ----                  ---                          ---
                                         $  741                   100.0%               $  697                        100.0%
                                           ====                   ======                 ====                        ======



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

Table 7
Deposits

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table (amounts are presented in thousands):


                                                               1998                                  1997
                                                               ----                                  ----
                                                    Amount              Rate              Amount               Rate
Demand deposits:
      Non-interest bearing               $          12,579                --%              9,409                --%
      Interest-bearing
      demand and savings                            19,068              2.98%             15,713              2.94%
Time deposits                                       36,877              5.80%             34,133              5.75%
                                                    ------                                ------
               Totals                    $          68,524                                59,255
                                                    ======                                ======

Maturities of time  certificates  of deposit of $100,000 or more  outstanding at
December  31,  1998  are  summarized  as  follows   (amounts  are  presented  in
thousands):


Within 3 months                                               $           2,089
After 3 through 6 months                                                  2,765
After 6 through 12 months                                                 3,080
After 12 months                                                           1,448
                                                                         ------
               Totals                                         $           9,382
                                                                          =====

Table 7

Selected Financial Data
(Dollars in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 1998, 1997 and 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.


                                                                                     1998          1997            1996
                                                                                     ----          ----            ----
Interest income                                                               $      6,279         5,368          4,120
Interest expense                                                              $      2,737         2,428          1,828
Net interest expense                                                          $      3,542         2,940          2,292
Provision for loan losses                                                     $        263           236             90
Net earnings                                                                  $        844           622            535
Net earnings per share-Basic                                                  $        .58           .43            .37
Net earnings per share-Diluted                                                $        .57           .42            .36
Total average stockholders' equity                                            $      6,614         5,968          5,800
Total average assets                                                          $     76,436        66,034         52,271
Total assets at end of year                                                   $     82,572        79,356         58,350
Ratios:
    Net earnings to average assets                                                   1.10%          .94%          1.02%
    Net earnings to average
         stockholders' equity                                                       12.76%        10.42%          9.22%
    Average stockholders' equity to
         average assets                                                              8.65%         9.04%         11.10%
    Dividend Payout Ratio                                                           15.52%        18.60%         16.67%



ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon included on the following pages are incorporated herein by reference.


        Index to Consolidated Financial Statements
                                                                         Page


Report of Independent Certified Public Accountants....................... F-1

Consolidated Balance Sheets - December 31, 1998 and 1997..................F-2

Consolidated Statements of Earnings for the
Years Ended December 31, 1998, 1997 and 1996..............................F-3

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 1998, 1997 and 1996..............................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1998, 1997 and 1996..............................F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998, 1997 and 1996....................................F-6

Notes to Consolidated Financial Statements ...............................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
Georgia Bancshares, Inc. and Subsidiary

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Georgia
Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  \s\PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 3, 1999



                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                     Assets

                                                                                           1998            1997
                                                                                           ----            ----
  Cash and due from banks, including reserve requirements
  of $332,000 and $269,000                                                          $       3,309,026       3,527,565
  Federal funds sold                                                                        2,776,000       7,436,000
                                                                                          -----------     -----------
             Cash and cash equivalents                                                      6,085,026      10,963,565

  Investment securities available for sale                                                 17,200,602      18,834,981
  Other investments                                                                           228,300               -
  Loans, net                                                                               54,164,630      44,648,905
  Premises and equipment, net                                                               2,789,388       2,853,414
  Accrued interest receivable and other assets                                              2,104,167       2,055,454
                                                                                          -----------     -----------
                                                                                    $      82,572,113      79,356,319
                                                                                           ==========      ==========

                      Liabilities and Stockholders' Equity

  Deposits:
    Demand                                                                          $      11,648,524      10,547,045
    Interest-bearing demand                                                                16,514,692      13,753,667
    Savings                                                                                 6,383,933       6,147,558
    Time                                                                                   37,304,489      41,966,229
                                                                                           ----------      ----------
             Total deposits                                                                71,851,638      72,414,499

  Federal Home Loan Bank advances                                                           3,000,000          -
  Accrued interest payable and other liabilities                                              343,351         291,043
                                                                                         ------------    ------------
             Total liabilities                                                             75,194,989      72,705,542
                                                                                           ----------      ----------

  Commitments

  Stockholders' equity:
    Common stock, $1.60 par value;  authorized  7,500,000 shares;  1,461,632 and
     1,460,570 shares issued and outstanding
     in 1998 and 1997, respectively                                                         2,338,611       2,336,912
    Additional paid-in capital                                                              3,555,270       3,536,659
    Retained earnings                                                                       1,609,093         896,291
    Accumulated other comprehensive income                                                   (125,850)       (119,085)
                                                                                         ------------    ------------

             Total stockholders' equity                                                     7,377,124       6,650,777
                                                                                          -----------     -----------

                                                                                    $      82,572,113      79,356,319
                                                                                           ==========      ==========


       See  accompanying   notes  to  consolidated financial statements.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                          1998            1997            1996
                                                                          ----            ----            ----
  Interest income:
    Interest and fees on loans                                     $     5,123,591      4,107,629      2,957,699
    Interest on federal funds sold                                         206,532        256,095        229,793
    Interest on deposits in other banks                                    -                   -          10,721
    Interest and dividends on investment securities:
     U.S. Treasuries and Government agencies                               430,414        785,352        785,191
     Mortgage backed securities and collateralized
       mortgage obligations                                                394,176        211,568        136,789
     Obligations of state and political subdivisions                       124,122          8,033        -
                                                                        ----------      ---------      ---------
             Total interest income                                       6,278,835      5,368,677      4,120,193
                                                                         ---------      ---------      ---------
  Interest expense:
    Interest-bearing demand                                                372,091        264,759        227,149
    Savings                                                                196,471        196,754        213,720
    Time                                                                 2,140,294      1,963,919      1,385,576
    Other                                                                   28,264          2,925          1,367
                                                                       -----------   ------------   ------------

             Total interest expense                                      2,737,120      2,428,357      1,827,812
                                                                         ---------      ---------      ---------

             Net interest income                                         3,541,715      2,940,320      2,292,381

  Provision for loan losses                                                263,000        235,500         90,000
                                                                        ----------      ---------    -----------

             Net interest income after provision for losses              3,278,715      2,704,820      2,202,381
                                                                         ---------      ---------      ---------

  Other income:
    Service charges and fees on deposits                                   304,699        305,965        296,890
    Gain (loss) on sales of investment securities                           23,912         (2,774)       -
    Other                                                                  201,795        150,609         76,360
                                                                        ----------      ---------    -----------

             Total other income                                            530,406        453,800        373,250
                                                                        ----------      ---------     ----------

  Other expenses:
    Salaries and employee benefits                                       1,250,245      1,098,957        924,253
    Occupancy                                                              360,274        323,592        265,856
    Other                                                                  998,409        775,191        623,957
                                                                        ----------      ---------     ----------

             Total other expenses                                        2,608,928      2,197,740      1,814,066
                                                                         ---------      ---------      ---------

             Earnings before income taxes                                1,200,193        960,880        761,565

  Income tax expense                                                       355,887        338,882        226,108
                                                                        ----------      ---------     ----------

              Net earnings                                         $       844,306        621,998        535,457
                                                                        ==========      =========     ==========

  Basic earnings per share                                         $           .58            .43            .37
                                                                       ===========    ===========    ===========

  Diluted earnings per share                                       $           .57            .42            .36
                                                                       ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                               1998            1997           1996
                                                                               ----            ----           ----

Net earnings                                                            $     844,306         621,998        535,457

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
        Holding gains (losses) arising during period, net of tax
           of $4,940, $29,504 and $50,106                                       8,060          48,137        (81,752)
        Reclassification adjustment for (gains) losses included
           in net earnings, net of tax of $9,087 and $1,054                   (14,825)          1,720              -
                                                                             --------       ---------    -----------

        Total other comprehensive income (loss)                                (6,765)         49,857        (81,752)
                                                                            ---------        --------       --------

        Comprehensive income                                            $     837,541         671,855        453,705
                                                                              =======         =======        =======






          See accompanying notes to consolidated financial statements.


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                              Retained        Accumulated
                                        Common Stock          Additional      Earnings           Other
                                    Number                     Paid-In      (Accumulated     Comprehensive
                                   of Shares      Amount                       Deficit)         Income           Total
                                     Capital

  Balance, December 31, 1995     1,460,570    $  2,336,912    3,536,659      (56,684)         (87,190)        5,729,697

  Net earnings                           -               -            -      535,457                -           535,457

  Dividends paid                         -               -            -      (87,634)               -           (87,634)

  Changes in unrealized gains
    (losses) on securities available
    for sale, net of tax                 -               -            -            -          (81,752)          (81,752)
                                 ---------      ----------     --------      ---------       ---------          --------

  Balance, December 31, 1996     1,460,570       2,336,912    3,536,659      391,139         (168,942)        6,095,768

  Net earnings                           -               -            -      621,998                -           621,998

  Dividends paid                         -               -            -     (116,846)               -          (116,846)

  Changes in unrealized gains
    (losses) on securities available
    for sale, net of tax                 -               -            -            -           49,857            49,857
                                  --------       ---------    ---------     --------       ----------        ----------

  Balance, December 31, 1997     1,460,570       2,336,912    3,536,659      896,291         (119,085)        6,650,777

  Net earnings                           -               -            -      844,306                -           844,306

  Dividends paid                         -               -            -     (131,504)               -          (131,504)

  Changes in unrealized gains
    (losses) on securities available
    for sale, net of tax                 -               -            -            -           (6,765)           (6,765)

  Stock option compensation
    expense                              -               -       15,000            -                -            15,000

  Exercise of stock options          1,062           1,699        3,611            -                -             5,310
                               -----------      ----------   ----------     --------        ---------         ---------

  Balance, December 31, 1998     1,461,632    $  2,338,611    3,555,270    1,609,093         (125,850)        7,377,124
                                 =========       =========    =========    =========          =======         =========

          See accompanying notes to consolidated financial statements.



                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
                                                                                1998           1997              1996
                                                                                ----           ----              ----
  Cash flows from operating activities:
    Net earnings                                                       $     844,306          621,998           535,457
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization and accretion                              223,908          177,732           133,724
       Deferred tax benefit                                                  (68,028)         (91,675)           21,664
       Stock option compensation expense                                      15,000                -                 -
       Provision for loan losses                                             263,000          235,500            90,000
       Provision for other real estate losses                                      -                -            32,118
       Loss (gain) on sales of investment securities                         (23,702)           2,774                 -
       Loss on disposal of fixed assets                                            -                -            11,689
       Loss on sales of other real estate                                      4,871                -                 -
       Change in:
         Accrued interest receivable and other assets                       (121,388)         (28,956)          (75,123)
         Accrued interest payable and other liabilities                        52,308          79,359            18,428
                                                                       --------------    ------------      ------------
             Net cash provided by operating activities                     1,190,275          996,732           767,957
                                                                        ------------      -----------       -----------

    Cash flows from investing activities:
     Proceeds from sales, paydowns, and maturities of
       investment securities-AFS                                          18,734,418       10,191,714         4,076,110
     Purchases of investment securities-AFS                              (17,073,805)     (13,076,772)       (6,207,614)
     Purchases of Federal Home Loan Bank stock                              (228,300)               -                 -
     Net change in interest-bearing deposits in other banks                        -                -           299,000
     Net change in loans                                                  (9,969,518)     (13,912,344)       (6,050,114)
     Purchases of premises and equipment                                    (149,334)         (73,949)       (1,183,111)
     Proceeds from other real estate sales                                   425,859                -            66,757
     Improvements to and first lien payoffs on other real estate            (119,079)               -                 -
                                                                        ------------      -----------        ----------
             Net cash used by investing activities                        (8,379,759)     (16,871,351)       (8,998,972)
                                                                         -----------       ----------        ----------

    Cash flows from financing activities:
     Payment of dividends                                                   (131,504)        (116,846)          (87,634)
     Net change in deposits                                                 (562,861)      20,371,474        10,576,810
     Increases in Federal Home Loan Bank advances                          3,000,000                -                -
     Proceeds from exercise of stock options                                   5,310                -                -
                                                                          ----------      -----------       -----------
             Net cash provided by financing activities                     2,310,945       20,254,628        10,489,176
                                                                         -----------       ----------        ----------

  Net change in cash and cash equivalents                                 (4,878,539)       4,380,009         2,258,161
  Cash and cash equivalents at beginning of year                          10,963,565        6,583,556         4,325,395
                                                                          ----------      -----------       -----------
  Cash and cash equivalents at end of year                             $   6,085,026       10,963,565         6,583,556
                                                                         ===========       ==========       ===========

  Supplemental disclosures of cash flow information:
    Cash paid for interest                                             $   2,709,264        2,369,631         1,801,418
    Income taxes paid                                                  $     450,000          448,661           175,924
   Noncash investing and financing activities:
     Transfers from loans to other assets                              $     357,222          208,532                 -
     Finance sales of other real estate                                $     166,429                -                 -
     Change in unrealized gain (loss) on securities
       available for sale, net of tax                                  $      (6,765)          49,857           (81,752)


         See accompanying notes to consolidated financial statements.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations
       Georgia Bancshares, Inc. (the "Company") is a one bank holding company located in Tucker, Georgia. All of the Company's activities are currently conducted by its wholly-owned subsidiary, Community Bank of Georgia (the "Bank"). The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, money transfers and a variety of other banking services. The Bank has two offices, one office in Tucker (DeKalb County) and one office in Lilburn (Gwinnett County), both suburbs of metropolitan Atlanta, Georgia, and conducts its banking activities primarily in these counties.

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

       Investment Securities
       The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1998 and 1997, there were no trading or held to maturity securities.

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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       Other Investments
       Other investments include equity securities with no readily determinable fair market value. These investments are carried at cost.

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

       Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. The Bank has no material amounts of impaired loans at December 31, 1998 and 1997.

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

       Management's judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five through eight are assigned allocations of loss based on standard regulatory loss percentages used in regulatory examinations, while loans graded one through four are allocated estimated loss ranges based on targeted peer group percentages. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an external loan review program to challenge and corroborate the internal loan grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

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

       Net Earnings Per Common Share
       Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       Net Earnings Per Common Share, continued
       SFAS No. 128 requires the presentation on the face of the earnings statement of earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the statement requires the reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". Earnings per common share amounts for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                      For the Year Ended December 31, 1998

                                                               Net Earnings        Common Share           Per Share
                                                                (Numerator)        (Denominator)           Amount

     Earnings per common share                            $         844,306           1,460,812           $ .58
                                                                                                            ===
     Effects of dilutive stock options                               -                   17,149
                                                                 ----------         -----------
     Earnings per common share - assuming dilution        $         844,306           1,477,961           $ .57
                                                                    =======           =========             ===

                                                                      For the Year Ended December 31, 1997

                                                               Net Earnings          Common Share         Per Share
                                                                (Numerator)         (Denominator)          Amount

     Earnings per common share:                           $          621,998          1,460,570           $ .43
                                                                                                            ===
     Effects of dilutive stock options                                  -                13,670
                                                                 ------------       -----------
     Earnings per common share - assuming dilution         $         621,998          1,474,240           $ .42
                                                                     =======          =========             ===

                                                                      For the Year Ended December 31, 1996

                                                               Net Earnings          Common Share       Per Share
                                                                (Numerator)         (Denominator)        Amount

     Earnings per common share                            $         535,457           1,460,570           $ .37
                                                                                                           ====
     Effects of dilutive stock options                               -                    6,988
                                                               ------------        ------------
     Earnings per common share - assuming dilution         $        535,457           1,467,558           $ .36
                                                                    =======           =========             ===

       Recent Accounting Pronouncements
       In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. Instruments used as fair value hedges account for the change in fair value in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than earnings, and foreign currency hedges are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the earnings of the period of the change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(2)      INVESTMENT SECURITIES
         Investment securities available for sale at December 31, 1998 and 1997, are as follows:

                                                                          December 31, 1998
                                                      Gross           Gross         Gross            Estimated
                                                    Amortized      Unrealized     Unrealized            Fair
                                                      Cost           Gains         Losses              Value
  U.S. Treasuries and U.S.
    Government agencies                        $   4,862,282         7,513          6,345            4,863,450
  Mortgage-backed securities
    and collateralized mortgage
    obligations                                    8,412,144         8,861         59,860            8,361,145
  State and municipal Securities                   3,958,299        46,685         28,977            3,976,007
                                                   ----------       ------         ------           ----------

         Total                                 $  17,232,725        63,059         95,182           17,200,602
                                                  ==========        ======         ======           ==========


                                                                          December 31, 1997
                                                      Gross           Gross          Gross            Estimated
                                                    Amortized       Unrealized     Unrealized           Fair
                                                      Cost            Gains         Losses              Value
  U.S. Treasuries and U.S.
    Government agencies                        $  11,680,106        25,782         25,049           11,680,839
  Mortgage-backed securities
    and collateralized mortgage
    obligations                                    6,372,133         8,869         36,280            6,344,722
  State and municipal Securities                     803,961         5,459         -                   809,420
                                                ------------       -------    -----------            ---------

         Total                                 $  18,856,200        40,110         61,329           18,834,981
                                                  ==========        ======         ======           ==========

       The amortized cost and fair value of securities available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Amortized        Estimated
                                                                                        Cost          Fair Value

    1 to 5 years                                                                  $    1,350,415       1,356,867
    5 to 10 years                                                                      2,512,319       2,506,270
    Over 10 years                                                                      4,957,847       4,976,320
    Mortgage-backed securities and collateralized
     mortgage obligations                                                              8,412,144       8,361,145
                                                                                     -----------     -----------

                                                                                  $   17,232,725      17,200,602
                                                                                      ==========      ==========

       Proceeds from sales of securities available for sale during 1998 and 1997 were $10,294,738 and $4,510,305, respectively. Gross gains of $48,987 and $2,587 and gross losses of $25,075 and $5,361 were realized on those sales in 1998 and 1997, respectively. There were no sales of securities during 1996.

       Securities with a carrying value of approximately $5,781,000 and $700,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

       At December 31, 1998 and 1997, the Bank  has  no  outstanding  derivative
       financial  instruments   such as  swaps,  options,  futures,  or  forward
       contracts.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(3)    LOANS
       Major classifications of loans are summarized as follows:

                                                                                         1998              1997
                                                                                         ----              ----

         Commercial                                                              $     11,993,435        12,181,292
         Real estate - mortgage                                                        31,380,152        23,392,894
         Real estate - construction and land development                                8,044,320         6,586,647
         Consumer                                                                       3,487,340         3,184,751
                                                                                      -----------       -----------
                                                                                       54,905,247        45,345,584
         Less: Allowance for loan losses                                                  740,617           696,679
                                                                                     ------------      ------------
         Net loans                                                               $     54,164,630        44,648,905
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

       An analysis of the activity in the allowance for loan losses is presented below:

                                                                                    1998          1997          1996
                                                                                    ----          ----          ----
         Balance at beginning of year                                        $    696,679        459,383       401,430
         Provision for loan losses                                                263,000        235,500        90,000
         Loans charged off                                                       (233,156)        (4,374)      (49,966)
         Recoveries on loans charged off                                           14,094          6,170        17,919
                                                                                 --------       --------      --------
         Balance at end of year                                              $    740,617        696,679       459,383
                                                                                  =======        =======       =======

(4)    PREMISES AND EQUIPMENT
       Premises and equipment are summarized as follows:

                                                                                                 1998         1997

         Land                                                                            $     1,334,914     1,334,914
         Buildings and improvements                                                            1,179,164     1,157,414
         Equipment, furniture and fixtures                                                     1,172,522     1,045,461
                                                                                               ---------     ---------
                                                                                               3,686,600     3,537,789
         Less: Accumulated depreciation                                                          897,212       684,375
                                                                                              ----------    ----------
                                                                                         $     2,789,388     2,853,414
                                                                                               =========     =========

Depreciation expense was approximately $213,000, $201,000 and $149,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(5)    EMPLOYEE AND DIRECTOR BENEFIT PLANS
       The Bank purchased life insurance contracts to provide benefits to its directors under Executive Supplemental Income Plan agreements. Under these agreements, the Bank is obligated to pay death benefits to the beneficiaries of its directors. These death benefits are funded through the purchase of split-dollar whole life insurance policies on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank's contributions to the plan each year. In the event the insurance contracts fail to produce certain returns, the Bank has no obligation to contribute to the plan. At December 31, 1998 and 1997, the cash surrender value of the insurance contracts was approximately $890,000 and $858,000 and is included as a component of other assets. Expenses approximating $32,200 and $19,200 in 1998 and 1997, respectively, were incurred for benefits relating to this plan. Income related to the insurance policies of approximately $31,500, $42,200 and $16,200 was included in other income for the years ended December 31, 1998, 1997 and 1996, respectively.

       The Company also has a defined contribution plan intended to comply with the requirements of section 401(k) of the Internal Revenue Code, covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan during 1998, 1997 or 1996.

(6)    DEPOSITS
       At December 31, 1998, maturities of time deposits are as follows:

           Maturing In:
           1999                                               $      28,720,109
           2000                                                       3,108,010
           2001                                                       1,329,684
           2002                                                       2,220,621
           2003                                                       1,917,818
           Thereafter                                                     8,247
                                                                     ----------
                                                              $      37,304,489
                                                                     ==========

       Deposits from related parties totaled approximately $946,000 and $1,279,000 at December 31, 1998 and 1997. Time deposits of $100,000 or more were approximately $9,382,000 and $16,461,000 at December 31, 1998 and 1997.

(7)    FEDERAL HOME LOAN BANK ADVANCES
       At December 31, 1998 had an advance outstanding from the Federal Home Loan Bank (FHLB) of Atlanta in the amount of $3,000,000 which matures on October 16, 2003. The interest rate on the advance was 4.41%. Investment securities were pledged to collateralize the advance.

(8)    INCOME TAXES
       The consolidated income tax expense (benefit) is summarized as follows:

                                                                                     1998          1997         1996
                                                                                     ----          ----         ----

         Current tax expense                                                 $     423,915       430,557      204,444
         Deferred tax expense                                                      (68,028)      (91,675)      56,935
         Reduction in deferred tax valuation
         allowance                                                                  -             -           (35,271)
                                                                                 ---------     ---------    ---------
                                                                             $     355,887       338,882      226,108
                                                                                   =======       =======      =======

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(8)    INCOME TAXES, continued
       Income tax expense at the statutory federal income tax rate is reconciled to the Company's actual income tax expense as follows:

                                                                                        1998       1997       1996
                                                                                        ----       ----       ----
         Tax provision at statutory rate                                        $     408,066    326,699    258,932
         Reduction in deferred tax valuation allowance                                      -          -    (35,271)
         Tax exempt investment income                                                 (42,100)    (2,730)         -
         Other                                                                        (10,079)    14,913      2,447
                                                                                      -------   --------  ---------
                                                                                $     355,887    338,882    226,108
                                                                                      =======    =======    =======

       The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred taxes.

                                                                                                1998          1997
                                                                                                ----          ----
         Deferred income tax assets:
         Allowance for loan losses                                                      $     248,861       211,182
         Unrealized losses on securities available for sale                                    12,194         8,055
         Deferred compensation                                                                 41,578        17,472
         Deferred loan fees                                                                         -         7,125
         Other real estate writedowns                                                          18,980        29,094
         Operating loss and credit carryforwards and other                                     59,241        36,820
                                                                                             --------      --------
         Total gross deferred income tax assets                                               380,854       309,748
                                                                                              -------       -------
         Deferred income tax liabilities consisting of
           premises and equipment                                                             (37,271)      (28,158)
                                                                                              -------      --------
         Net deferred income taxes                                                      $     343,583       281,590
                                                                                              =======       =======

(9)    STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS
       On May 21, 1998, the Company's board of directors declared a five-for-two common stock split which was effected in the form of a stock dividend and was distributed on June 23, 1998. Accordingly, all numbers of common shares and per share data including par value and authorized shares have been restated to reflect the stock split.

       Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Banking regulations restrict the amount of dividends which the Bank may pay without obtaining prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1998, the Bank could have declared dividends without prior approval of regulatory authorities of approximately $477,000.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(10)   STOCK OPTIONS
       In May 1996, the Company adopted the Directors Stock Option Plan. This plan provides for the issuance of stock options for up to 100,000 shares of the Company's common stock. Options under this plan are granted at a rate of 2,038 shares per year for each director who meets specific attendance standards. Options under the plan are at an option price equal to the book value per share as of December 31 of the fiscal year for which the options are granted. The options are exercisable any time after the date of grant, and expire ten years from date of the grant.

       A summary status of the Directors' Stock Option Plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below:

                                                       1998                      1997                     1996
                                                           Wtd. Avg.                Wtd. Avg.                 Wtd. Avg.
                                               Option       Exercise     Option      Exercise      Option      Exercise
                                               Shares        Price       Shares       Price        Shares       Price

         Outstanding, beginning of year        26,488      $ 4.04       14,263       $ 3.92             -            -
         Granted during the year               14,266      $ 4.55       12,225       $ 4.17        14,263       $ 3.92
         Cancelled during the year                  -           -            -            -             -            -
                                              -------                  -------                    -------

         Outstanding, end of year              40,754      $ 4.22       26,488       $ 4.04        14,263       $ 3.92
                                               ======                   ======                     ======

         Options exercisable at year end       40,754      $ 4.22       26,488       $ 4.04        14,263       $ 3.92
                                               ======                   ======                     ======

       The weighted average remaining contractual life for these options is 8.55 years at December 31, 1998.

       Additionally, in May 1996, the Company adopted the Employee Incentive Stock Option Plan. This plan provides for the issuance of stock options for up to 100,000 shares of the Company's common stock. Options under this plan are granted at the discretion of the Company's Board of Directors and are at an option price not less than the fair value of the Company's common stock at the date of grant. The options are exercisable any time after the date of the grant, subject to restrictions determined by the Board, and expire ten years from date of the grant.

       A summary status of the Employee Incentive Stock Option Plan's activity as of December 31, 1998 and 1997 and changes during the years ending on those dates, is presented below:

                                                       1998                      1997
                                                           Wtd. Avg.                 Wtd. Avg.
                                               Option       Exercise      Option      Exercise
                                               Shares        Price        Shares       Price

         Outstanding, beginning of year         4,750       $ 5.00             -           -
         Granted during the year                5,000       $ 7.40         4,750     $ 5.00
         Cancelled during the year               (786)      $ 5.39             -           -
         Exercised during the year             (1,062)      $ 5.00             -           -
                                                -----                     ------    --------

         Outstanding, end of year               7,902       $ 6.28         4,750     $ 5.00
                                               ======                      =====

         Options exercisable at year end        7,902       $ 6.28         4,750     $ 5.00
                                               ======                     ======

         The weighted average remaining contractual life for these options is nine years at December 31, 1998.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(10)   STOCK OPTIONS, continued
       SFAS No. 123, "Accounting for Stock Based Compensation," became effective for the Company January 1, 1996. This statement encourages but does not require entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement. Both director and employee options are accounted for under Accounting Principles Board Opinion No. 25 and its related interpretations. The Company recognized $15,000 of compensation expense in 1998 in connection with the issuance of director options. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

                                                                      1998         1997         1996
                                                                      ----         ----         ----
         Net earnings                       As reported     $       844,306      621,998      535,457
                                            Proforma        $       834,167      610,138      527,110

         Basic earnings per share           As reported     $           .58          .43          .37
                                            Proforma        $           .57          .42          .36

         Diluted earnings per share         As reported     $           .57          .42          .36
                                            Proforma        $           .56          .41          .36

       The weighted average grant-date fair value of all options granted in 1998, 1997 and 1996 was $1.64, $2.82 and $2.36, respectively.

       The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2%; risk free interest rates of 5.00%, 6.00% and 5.11%, respectively, and an expected life of 5 years.

(11)   RELATED PARTY TRANSACTIONS
       The Bank conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1998:

             Beginning balance                                $    772,667
               Loans advanced                                      204,422
               Repayments                                         (627,799)
                                                                  --------

             Ending balance                                   $    349,290
                                                                   =======

(12)   COMMITMENTS
       The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(12)   COMMITMENTS, continued
       In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

                                                                                                   December 31
                                                                                                   Approximate
                                                                                                 Contract Amount
                                                                                               1998            1997
               Financial  instruments  whose contract  amounts  represent credit risk:
                   Commitments to extend credit                                          $   16,268,000     16,086,000
                   Standby letters of credit and                                         $      607,000         59,000
                   financial guarantees written

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

       Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies. All letters of credit were collateralized at December 31, 1998 and 1997.

(13)   SUPPLEMENTAL FINANCIAL DATA
       Components of other operating expenses in excess of 1% of total interest and other income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                        1998         1997       1996
                                                                                        ----         ----       ----

         Professional fees                                                        $     77,882      58,290     55,467
         Advertising and marketing                                                $     53,120      56,408     63,026
         Stationery and supplies                                                  $     75,807      75,190     62,065
         Data processing fees                                                     $    106,578     106,250     63,650
         Postage and courier                                                      $     48,781      46,590     47,587
         Merger expenses                                                          $     77,834           -          -


                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(14)     GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets
                           December 31, 1998 and 1997
                                     Assets
                                                                                                1998          1997
                                                                                                ----          ----

  Cash                                                                                  $      34,475        11,515
  Investment in bank subsidiary                                                             7,331,085     6,609,267
  Other assets                                                                                 51,564        29,995
                                                                                          -----------   -----------
                                                                                            7,417,124     6,650,777

  Liabilities and Stockholders' Equity

  Accrued expenses                                                                             55,000        -

  Stockholders' equity                                                                      7,362,124     6,650,777
                                                                                            ---------     ---------

                                                                                        $   7,417,124     6,650,777
                                                                                            =========     =========

                             Statements of Earnings

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                    1998         1997          1996
                                                                                    ----         ----          ----
  Income:
     Interest income                                                         $       652          341           608
     Dividends from bank subsidiary                                              225,716      116,844        87,634
     Other income                                                                    300        -             -
                                                                                 -------      -------      --------

                                                                                 226,668      117,185        88,242
                                                                                 -------      -------      --------


  Other operating expenses                                                       167,608       26,824        19,633
                                                                                 -------       ------      --------

     Earnings before income taxes and equity in
       undistributed earnings of bank subsidiary                                  59,060       90,361        68,609

  Income tax benefit                                                              56,663        9,004         8,248
                                                                                --------    ---------      --------

  Earnings before equity in undistributed earnings
       of bank subsidiary                                                        115,723       99,365        76,857
  Equity in undistributed earnings of bank subsidiary                            728,583      522,633       458,600
                                                                                 -------      -------       -------

              Net earnings                                                   $   844,306      621,998       535,457
                                                                                 =======      =======       =======

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(14) GEORGIA BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, continued
                            Statements of Cash Flows

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                1998           1997            1996
                                                                                ----           ----            ----
  Cash flows from operating activities:
     Net earnings                                                      $     844,306        621,998         535,457
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Equity in undistributed earnings of bank subsidiary                (728,583)      (522,633)       (458,600)
         Amortization and depreciation                                        24,295          9,892           9,382
         Change in other assets                                              (45,864)          (899)         (5,030)
         Change in other liabilities                                          55,000              -              -
                                                                            --------       --------        --------
                Net cash provided by operating activities                    149,154        108,358          81,209
                                                                             -------        -------         -------

  Cash flows from financing activities:
    Payments of dividends                                                   (131,504)      (116,844)        (87,634)
    Proceeds from exercise of stock options                                    5,310              -               -
                                                                            --------      ---------         --------
                Net cash used by financing activities                       (126,194)      (116,844)        (87,634)
                                                                             -------        -------         --------

  Net change in cash                                                          22,960         (8,486)         (6,425)
  Cash at beginning of the period                                             11,515         20,001          26,426
                                                                              ------       --------        --------

  Cash at end of period                                                $      34,475         11,515          20,001
                                                                              ======       ========        ========

  Supplemental disclosure of noncash investing activities:
    Change in unrealized loss on investment securities available
      for sale of bank subsidiary, net of tax                          $      (6,765)        49,857         (81,752)
                                                                              ======       ========        ========

(15)   REGULATORY MATTERS
       The Company is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined, to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company meets all capital adequacy requirements to which it is subject.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(15)   REGULATORY MATTERS, continued
       As of December 31, 1998 the most recent notification from the various regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

       The Company's actual capital amounts and ratios are also presented in the table below.

                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                         For Capital         Prompt Corrective
                                                    Actual            Adequacy Purposes      Action Provisions
                                               Amount       Ratio      Amount     Ratio      Amount       Ratio

As of December 31, 1998
Total Capital (to Risk Weighted Assets):
     Consolidated                       $   8,228,591      12.6%    5,222,185     >8.0%          N/A       N/A
     Bank only                          $   8,197,552      12.6%    5,219,120     >8.0%    6,523,900       >10.0%

    Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                       $   7,487,974      11.5%    2,611,092     >4.0%          N/A       N/A
     Bank only                          $   7,456,935      11.4%    2,609,560     >4.0%    3,914,340        >6.0%

    Tier 1 Capital (to Average Assets):
     Consolidated                       $   7,487,974       9.8%    3,072,059     >4.0%          N/A       N/A
     Bank only                          $   7,456,935       9.7%    3,070,527     >4.0%    3,838,159        >5.0%

  As of December 31, 1997
    Total Capital (to Risk Weighted Assets):
     Consolidated                       $   7,462,542      13.3%    4,495,694     >8.0%          N/A       N/A
     Bank only                          $   7,421,031      13.2%    4,493,360     >8.0%    5,616,700       >10.0%
                                                                                  -                        -
    Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                       $   6,769,863      12.0%    2,247,847     >4.0%          N/A       N/A
     Bank only                          $   6,728,352      12.0%    2,246,680     >4.0%    3,370,202       > 6.0%
                                                                                  -                        -
    Tier 1 Capital (to Average Assets):
     Consolidated                       $   6,769,863      10.4%    2,615,220     >4.0%          N/A       N/A
     Bank only                          $   6,728,352      10.3%    2,613,320     >4.0%    3,266,650        >5.0%
                                                                                  -                         -

(16)   PROPOSED MERGER
       On December 29, 1998, the Board of Directors approved an agreement to merge with First Sterling Banks, Inc. (First Sterling), a Marietta, Georgia based bank holding company. The agreement calls for each share of Company stock to be exchanged for one share of First Sterling common stock. The transaction is subject to stockholder and regulatory approval.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(17)  Fair Value of Financial Instruments
      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

      Cash and Cash Equivalents
      For cash and due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

      Investment Securities
      Fair values for investment securities are based on quoted market prices.

      Other Investments
      The carrying value of other investments approximates fair value.

      Loans
      The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

      Deposits
      The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows.

      FHLB Advances
      The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

      Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

      Limitations
      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                     GEORGIA BANCSHARES, INC. AND SUBSIDIARY

(17)  Fair Value of Financial Instruments, continued
      The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1998, are as follows:


                                                                         Carrying     Estimated
                                                                          Amount      Fair Value
           Assets:
           Cash and cash equivalents                       $            6,085,026      6,085,026
           Securities available for sale                   $           17,200,602     17,200,602
           Other investments                               $              228,300        228,300
           Loans, net                                      $           54,164,630     54,411,982

           Liabilities:
           Deposits                                        $           71,851,638     72,108,998
           Federal Home Loan Bank advances                 $            3,000,000      2,909,732

           Unrecognized financial instruments:
           Commitments to extend credit                    $           16,268,000     16,268,000
           Standby letters of credit                       $              607,000        607,000




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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                   Bank Management

         The following sets forth the name, age and principal occupation of each director of Georgia Bancshares, Inc. (the Company"):

Name                       Age              Principal Occupation


Eugene L. Argo             66               Eugene  L.  Argo  is  President   of
                                            Stacy's  Pharmacy,  Inc.   He   also
                                            serves as Vice President of  Medical
                                            Therapies, Inc.

James L. Armstrong, Jr.    59               James L. Armstrong, Jr. is the owner
                                            of Jim Armstrong Insurance Agency.

Ted A. Murphy              62               Ted A. Murphy is President and Chief
                                            Executive  Officer of Community Bank
                                            of Georgia.  Mr.  Murphy  began  his
                                            banking  career with First  National
                                            Bank of Atlanta in 1954 and worked
                                            in  several  operational  areas  of
                                            the  bank.  In  1961,  he  joined
                                            The Citizens and Southern  National
                                            Bank. In 1969,  Mr. Murphy helped
                                            establish a new State Bank  Charter
                                            in  Clarkston,  Georgia  (Citizens
                                            Bank of  Clarkston,  later Citizens
                                            DeKalb  Bank).  He  served  Citizens
                                            DeKalb  Bank  in the  capacity  of
                                            President,  CEO and  Chairman of the
                                            Board of  Directors  until 1986 when
                                            the bank  was   purchased  by  First
                                            Union.  After this  acquisition, Mr.
                                            Murphy served  First  Union  in  the
                                            area of Branch Supervision.

H. E. Norton                67              H.E. Norton is President of Norco,
                                            Inc. and its insurance agency
                                            subsidiaries.

Robert C. Pittard           57              Robert C. Pittard is the President
                                            of Tucker Concrete Company, Inc.

Larry N. Reed               52              Larry  N.  Reed  is   a   partner
                                            with   the    public accounting
                                            firm of Reed, Quinn & McClure.

Dr. Dean T. Teusaw          58              Dr. Dean T. Teusaw is engaged in
                                            the practice of dentistry.

         On July 16, 1998, Mr. Thomas M. Carnes retired from the Board and was elected Director Emeritus.

         All of the Company's directors (except Mr. Pittard and Mr. Reed who was appointed to the Board in 1996 and 1998, respectively) have served in such capacity since its inception in 1995. The directors are elected on staggered terms of three years each. Messrs. Argo and Murphy are incumbent directors whose terms expire in 1998; Messrs. Norton and Teusaw are incumbent directors whose terms expire in 1999; and Messrs. Armstrong, Reed and Pittard are incumbent directors whose terms expire in 2000. There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers of the Company or the Bank.

         Ted A. Murphy has been the President and Chief Executive Officer of the Bank since its organization. Background information on Mr. Murphy is set forth above.

         Joel Taylor, Jr., age 49, joined the Bank in 1998 as Executive Vice President and Senior Credit Officer. Mr. Taylor has been associated with the banking and financial industries for approximately twenty-five years. Mr. Taylor served as a Regional President for Bank South Corporation (now NationsBank) in Lawrenceville, Georgia from May 1992 until April 1996. From May 1996 until his employment by the Bank, he served as Chief Financial Officer and co-founder of Assist, Inc. an entrepreneurial venture in Lexington, South Carolina.

         David L. Edgar, age 36, joined the Bank in 1995 as Senior Vice President and Chief Financial Officer. Mr. Edgar has been associated with the banking industry for approximately thirteen years. The majority of his experience has been with the public accounting and consulting industry. Mr. Edgar served as Vice President-Management Advisory Services for Bricker & Melton, P.A. in Duluth, Georgia from December 1990 until August 1994. From August 1994 until his employment by Community Bank of Georgia, he served as Vice President and Chief Financial Officer of a local federally chartered credit union in Atlanta, Georgia.

                       Meetings of the Board of Directors

         The Board of Directors of the Company had 9 meetings during the 1998 fiscal year. Each director of the Company attended at least 75% of the board meetings and committee meetings of which such director was a member. The Board of Directors of the Bank had 15 meetings during the 1998 fiscal year. Each director of the Bank attended at least 75% of the total number of board meetings of the Bank.

         The Board of Directors of the Company has a Stock Option Plan Committee. The Board of Directors of the Bank has an Executive Committee, Loan Committee, Compensation/Personnel Committee, Audit Committee and Investment Committee.

ITEM 10. EXECUTIVE COMPENSATION

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

         The Company does not separately compensate any of its directors or executive officers. The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal years 1998, 1997 and 1996. No other executive officer received annual compensation in excess of $100,000.

                                             Summary Compensation Table
                                                                                         Long Term
                                                                                        Compensation
                                  Annual Compensation                                      Awards
                                                                                         Securities
Name and                                                             Other Annual        Underlying    All Other
Principal                Fiscal                                      Compensation        Options       Compensation
Position                 Year         Salary ($)      Bonus ($)        ($)(1)                (#)(2)         ($)(3)
--------                 ----         ----------      ---------      ------------        ------------  -----------


Ted A. Murphy            1998          $138,400        $0            $     -                3,288      $ 7,000
President and Chief      1997          $129,938       $37,201(4)     $     *                3,288      $ 6,497
Executive Officer        1996          $118,125       $18,281        $     *                2,038      $ 5,907


(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) The Company granted 2,038 stock options to Mr. Murphy pursuant to the Company's Directors Stock Option Plan, all of which became exercisable in 1998,1997 and 1996. In addition, the Company granted 1250 and 1250 stock options to Mr. Murphy pursuant to the Company's Employee Stock Option Plan, all became exercisable in 1998 and 1997.

(3) Mr. Murphy received a 5% employee compensation bonus from the Bank equal to $7,000, $6,497, $5,907 in 1998, 1997 and 1996 respectively.

(4) (4)Includes (a) 1996 Bank bonus of $17,719 paid in January 1997 and (b) 1997 Bank bonus of $19,491 paid in December 1997.

The following table sets forth certain information concerning each grant(1) of stock options to purchase the Company's common stock made during the 1998 fiscal year to the executive officer named in the Summary Compensation Table:

                                          Option Grants in Last Fiscal Year

                                                  Individual Grants

                                     Number of         % of Total
                                     Securities        Options
                                     Underlying        Granted to         Exercise or Base
                                     Options           Employees in       Price                 Expiration
       Name                          Granted (#)       Fiscal Year        ($/Sh)                Date

Ted A. Murphy                         3,288               26%               (2)..              6/1/2007



 (1) The Company granted 2,038 stock options to Mr. Murphy pursuant to the Company's Directors Stock Option Plan, all of which became exercisable in 1997. In addition, the Company granted 1,250 stock options to Mr. Murphy pursuant to the Company's Employee Incentive Stock Option Plan, all of which became exercisable in 1998.

(2) The exercise price of the 2,038 shares granted pursuant to the Company's Directors Stock Option Plan is $4.55 per share. The exercise price of the 500 shares granted pursuant to the Company's Employee Incentive Stock Option Plan is $7.40 per share.

The following table sets forth certain information regarding the exercise of stock options in the 1998 fiscal year by the executive officer named in the Summary Compensation Table and the value of options held by such executive officer at the end of such fiscal year:

                                  Aggregated Option Exercises in Last Fiscal Year
                                          and Fiscal Year-End Option Values


                                                                          Number of
                                                                          Securities
                                                                          Underlying
                                                                          Unexercised           Value of Unexercised
                                                                          Options at            In-the-Money Options
                                                                          FY-End (#)            at FY-End ($)

                                    Shares Acquired    Value Realized     Exercisable/          Exercisable/
             Name                   on Exercise (#)    ($)                Unexercisable         Unexercisable(1)


Ted A. Murphy                              0                   0                    0           $62,108/$0

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

     Under the Employment Agreement, Mr. Murphy will receive an annual base salary through December 31, 1999 in the amount of $145,320. His annual base salary will be increased by 5% for the year 2000 to $152,586. In addition, Mr. Murphy will receive a performance bonus if certain targeted goals for the Bank's performance are met, in an amount equal to 10% to 20% of annual base salary.
The Employment Agreement also provides for group health insurance for Mr. Murphy and his immediate family, an allowance for country club or dining memberships in an amount not to exceed $7,500 annually, a monthly car allowance (or in lieu thereof a Bank-owned automobile), expenses for attendance at two trade association conventions and four weeks paid vacation.

     David L. Edgar is the Senior Vice President and Chief Financial Officer of the Bank pursuant to an Employment Agreement. This agreement provides for a term of employment terminating on December 31, 1999, unless an extension thereto is agreed to by the parties. The agreement provides that Mr. Edgar may be terminated upon his death, disability or for "cause." Mr. Edgar may also be terminated without cause. If terminated without cause, Mr. Edagr would be entitled to receive severance compensation in the amount of his gross monthly compensation at the time of said termination for a period of 12 consecutive months. Medical and disability benefits for Mr. Edgar and his family would be continued during the 12-month period or the remainder of the term of the Agreement whichever is greater at no expense to Mr. Edgar. Mr. Edgar has also been provided with a Change of Control Contract, which expires July 1, 2001. Mr. Edgar is entitled to receive severance compensation if a change of control of the Company occurs and his duties are changed in connection therewith so that he is no longer functioning as the Bank's Chief Executive Officer or he is no longer given the title of Senior Vice President and Chief Financial Officer.

   Under the Employment Agreement, Mr. Edgar will receive an annual base salary through December 31, 1999 in the amount of $80,000. In addition to Mr. Edgar's annual base salary, Mr. Edgar will receive a performance bonus if certain targeted goals for the Bank's performance are met, in an amount equal to 12% of annual base salary. The Employment Agreement also provides for group health insurance for Mr. Edgar and his immediate family, expenses for attendance at one trade association conventions and three weeks paid vacation.

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

                                                       Beneficial Ownership(2)
                                                  Number            Percentage
          Name(1)                               of Shares            Ownership

         Eugene L. Argo(3)                       144,473                9.9%
         James L. Armstrong, Jr.(9)               68,404                4.6
         Thomas M. Carnes(4)                      26,500                1.8
         Ted A. Murphy(5)                         40,618                2.7
         H. E. Norton(6)                          56,114                3.8
         Dr. Dean T. Teusaw(7)                    21,814                1.5
         Robert C. Pittard(8)                      3,288                  *
         Larry Reed                                    0                  *

         All directors and executive
         officers as a group (10 persons)        355,689               24.3%


*        Percent share ownership is less than 1% of total shares outstanding.

(1) Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information as to beneficial ownership has been furnished by the respective persons listed in the above table.

(2) Based on 1,461,632 shares outstanding as of the record date plus 48,656 shares not outstanding but which are subject to options granting the holders thereof the right to acquire the shares within 60 days through the exercise of options.

(3) Includes 54,152 shares which are held of record by Mr. Argo's spouse and as to which he disclaims beneficial ownership and 6,114 shares representing unexercised options.

(4) Includes 3,489 shares which are held of record by Mr. Carnes' spouse and 6,114 shares representing unexercised options.

(5) Includes 12,004 shares which are held of record by Mr. Murphy's spouse and as to which he disclaims beneficial ownership and 8,614 shares representing unexercised options.

(6) Includes 25,000 shares which are held of record by Mr. Norton's spouse and 6,114 shares representing unexercised options.

(7) Includes (a) 250 shares which are held of record by Dr. Teusaw's spouse and as to which he disclaims beneficial ownership, (b) 500 shares held for Dr. Teusaw's minor children and as to which he disclaims beneficial ownership and (c) 6,114 shares representing unexercised options.

(8) Includes 625 shares which are held of record by Mr. Pittard's spouse and 2,038 shares representing unexercised options.

(9)      Includes 6,114 shares representing unexercised options.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and were believed by management to not involve more than the normal risk of collectibility or to present other unfavorable features. As of December 31, 1998, indebtedness to the Bank of executive officers and directors of the Company and the Bank, and principal shareholders of the Company, including affiliates of such persons, amounted to $349,290 in the aggregate.



                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item 7.

         2.  Financial Statement Schedules

         All schedules have been omitted as the required information is not applicable.

         3.  Exhibits

         Exhibit Numbers

         3.1*     Articles of Incorporation
         3.2*     Bylaws
         10.1*    Employment Contract between Ted A. Murphy and DeKalb State
                  Bank
         10.2*    Employment Contract between Ted A. Murphy and Community Bank of Georgia dated as of January 1, 1998.
         10.3     Change of Control Contract between David L. Edgar and
                  Community Bank of Georgia dated as of April 30, 1998.
         10.4     Employment Contract between David L. Edgar and Community Bank of Georgia dated January 1, 1999.
         21.1     Subsidiaries  of  the  Company.  The  sole  subsidiary  of the
                  Company is Community Bank of Georgia, Tucker, Georgia, which is wholly-owned by the Company.

         *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-90742) and such documents are incorporated herein by reference.

(b)      Reports on Form 8-K

                  On January 14, 1999, the Company filed a Form 8-K announcing the Company entered into a definitive agreement to merger with and into First Sterling Banks ("First Sterling"). First Sterling would be the surviving corporation. The consummation of the merger remains subject to certain conditions that must be satisfied prior to closing, including the receipt of shareholder approval of both institutions, appropriate regulatory approvals and other customary conditions of closing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

GEORGIA BANCSHARES, INC.

By: /s/ Ted A. Murphy
    Ted A. Murphy
    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

    Signature                                       Title

/s/ Ted A. Murphy                        President (Principal Executive
Ted A. Murphy                            Officer) and Director

/s/ Eugene L. Argo                       Director
Eugene L. Argo

/s/ James L. Armstrong, Jr.              Director
James L. Armstrong, Jr.

/s/ Robert C.Pittard                     Director
Robert C. Pittard

/s/ Larry N. Reed                        Director
Larry N. Reed

/s/ Dr. Dean T. Teusaw                   Director
Dr. Dean T. Teusaw

/s/ David L. Edgar                       Principal Financial Officer
David L. Edgar                           and Principal Accounting Officer

                               INDEX OF EXHIBITS
       Exhibit
       Numbers        Description of Exhibit

         10.3 Change of Control Contract between David L. Edgar and Community Bank of Georgia dated as of April 30, 1998.
         10.4 Employment Contract between David L. Edgar and Community Bank of Georgia dated January 1, 1999.