Form 10QSB
period 1999-03-31
GEORGIA BANCSHARES INC /GA/
filed 1999-05-14
CIK 944169

                  US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

   _X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1999

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

                                    Yes X No

            Common stock, par value $1.60 per share: 1,461,632 shares
                         outstanding as of May 13, 1999


        Traditional Small Business Disclosure Format:

                                    Yes X No

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                  Page No.
   Part I:  Financial Information
   Item 1.  Financial Statements

            Consolidated Balance Sheets (unaudited)
              March 31, 1999 and December 31, 1998                     2

            Consolidated Statements of Earnings (unaudited)
              for the Three Months Ended March 31, 1999 and 1998       3

            Consolidated Statements of Comprehensive Earnings
              (unaudited) for the Three  Months Ended
              March 31, 1999 and 1998                                  4

            Consolidated Statements of Cash Flows (unaudited)
              for the Three Months Ended March 31, 1999 and 1998       5

            Notes to Consolidated Financial Statements (unaudited)     6

  Item 2.   Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations                      7

  Part II:  Other Information                                          11


Part I: Financial Information
Item 1.  Financial Statements
                                                GEORGIA BANCSHARES, INC.
                                                            AND SUBSIDIARY

                                               Consolidated Balance Sheets
                                          March 31, 1999 and December 31, 1998
                                                       (Unaudited)

                                                         Assets

                                                                                   March 31,               December 31,
                                                                                       1999                    1998

Cash and due from banks                                                          $  2,875,697                3,309,026
Federal funds sold                                                                  2,601,000                2,776,000
Investment securities available for sale (amortized
     cost of $14,995,882)                                                          14,837,284               17,428,902
Loans                                                                              59,997,897               54,905,247
Less:  Allowance for loan losses                                                      794,792                  740,617
                                                                                      -------                  -------
                   Loans, net                                                      59,202,955               54,164,630
                                                                                   ----------               ----------

Premises and equipment, net                                                         2,772,852                2,798,388
Other assets                                                                        2,115,066                2,104,167
                                                                                    ---------                ---------
                                                                                 $ 84,404,854               82,572,113

                                          Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
       Non-interest-bearing                                                     $  12,865,556               11,648,524
       Interest-bearing                                                            60,402,891               60,203,114
                                                                                   ----------               ----------
                 Total deposits                                                    73,268,447               71,851,638
       Federal Home Loan Bank Advances                                              3,000,000                3,000,000
       Other liabilities                                                              657,630                  343,351
                                                                                      -------                  -------
                 Total liabilities                                                 76,926,077               75,194,989
                                                                                   ----------               ----------
Stockholders' equity:
     Common stock, $1.60 par value; authorized
       7,500,000 shares; issued and outstanding
       1,461,632 shares                                                             2,338,611                2,338,611
     Capital surplus                                                                3,539,770                3,555,270
     Accumulated earnings                                                           1,784,711                1,609,093
     Unrealized loss on investment securities, net of tax                            (204,315)                (125,850)
                                                                                    ---------                 --------
(125,850)

                 Total stockholders' equity                                         7,478,778                7,377,124
                                                                                    ---------               ----------

                                                                                $  84,404,854               82,572,113
                                                                                   ==========               ==========







See accompanying notes to consolidated financial statements.



                                                       GEORGIA BANCSHARES, INC.
                                                             AND SUBSIDIARY
                                           Consolidated Statements of Earnings
                                   For the Three Months Ended March 31, 1999 and 1998
                                                       (Unaudited)
                                                                                               Three Months Ended
                                                                                                        March 31,
                                                                                          1999                  1998
                                                                                          ----                  ----
Interest income:
     Loans                                                                           $  1,435,078             1,195,350
     Investment securities                                                                229,644               282,653
     Federal funds sold                                                                    31,022                58,595
                                                                                           ------                ------
       Total interest income                                                            1,695,744             1,536,598
                                                                                        ---------             ---------
Interest expense:
     Demand deposits                                                                      106,224                73,966
     Savings deposits                                                                      43,415                47,253
     Time deposits                                                                        505,262               607,255
     Other                                                                                 32,894                     -
                                                                                          -------               -------
          Total interest expense                                                          687,795               728,419
                                                                                          -------               -------
          Net interest income                                                           1,007,949               808,179
Provision for loan losses                                                                  60,000                63,000
                                                                                           ------             ---------
          Net interest income after provision for
            loan losses                                                                   947,949               745,179
                                                                                          -------               -------

Other income:
     Service charges on deposit accounts                                                  110,317                71,900
     Gain (loss) on sales of investment securities                                         (3,332)                5,182
     Other operating income                                                                11,206                37,142
                                                                                           ------                ------
          Total other income                                                              118,191               114,224
                                                                                          -------               -------
Other expense:
     Salaries and other personnel expense                                                 354,113               294,310
     Net occupancy and equipment expense                                                   99,087                97,467
      Other operating expense                                                             245,327               183,456
                                                                                          -------              --------
          Total other expense                                                             698,527               575,233
                                                                                          -------               -------
          Earnings before income taxes                                                    367,613               284,170

Income tax expenses                                                                       118,912                88,227
                                                                                         --------                ------
       Net earnings                                                                   $   248,701               195,943
                                                                                       ==========               =======

Earnings per common share                                                             $       .17                   .13
                                                                                              ===                   ===

Earnings per common share - assuming dilution                                         $       .17                   .13
                                                                                              ===                   ===






See accompanying notes to consolidated financial statements.



                                                       GEORGIA BANCSHARES, INC.
                                                            AND SUBSIDIARY
                                    Consolidated Statement of Comprehensive Earnings
                                   For the Three Months Ended March 31, 1999 and 1998
                                                       (Unaudited)
                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                            1999                  1998
                                                                                            ----                  ----

Net earnings                                                                          $   248,701               195,943
Other comprehensive earnings, net of tax:
      Unrealized gains on securities:
          Unrealized holding gains arising during period                                  (69,033)               13,110
        Less: Reclassification adjustment for gains included in net income
                                                                                            1,609                (4,708)
                                                                                          --------                -----
              Total other comprehensive income                                            (67,424)                8,402
                                                                                          --------                -----
Comprehensive earnings                                                                $   181,277               204,345
                                                                                          =======               =======































See accompanying notes to consolidated financial statements.



                                                       GEORGIA BANCSHARES, INC.
                                                            AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                   For the Three Months Ended March 31, 1999 and 1998
                                                       (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                           1999                1998
                                                                                           ----                ----

Cash flows from operating activities:
    Net earnings                                                                     $    248,701               195,945
       Adjustments to reconcile net earnings to net
           cash provided by operating activities:
             Provision for loan losses                                                     60,000                63,000
             Deferred tax benefits                                                        (48,010)                5,140
             Depreciation, amortization and accretion                                      56,634                59,224
             Loss (gain) on sales of investment securities                                  3,332                (5,182)
             Change in assets and liabilities:
                Prepaid expenses and other assets                                          37,111               (77,777)
                Accrued expenses and other liabilities                                    314,279               278,850
                                                                                          -------              --------
                      Net cash provided (used) by operating
                        activities                                                        676,547               519,200
                                                                                          -------               -------
Cash flows from investing activities:
    Proceeds from sales, maturities and paydowns of
       investment securities                                                            4,465,774             2,274,973
    Purchases of investment securities                                                 (1,960,787)           (1,495,378)
    Net increase in loans                                                              (5,098,325)           (1,840,758)
    Purchases of premises and equipment                                                   (35,264)               (6,900)
                                                                                          --------               -------
                      Net cash provided (used) by investing
                         activities                                                    (2,628,602)           (1,068,063)
                                                                                       -----------           -----------

Cash flows from financing activities:
Net change in deposits                                                                  1,416,809              (424,581)
Dividends paid                                                                            (73,083)              (58,423)
                                                                                          --------             ---------
                      Net cash provided (used) by financing
                        activities                                                     (1,343,726)             (483,951)
                                                                                       -----------             ---------

Net increase (decrease) in cash and cash equivalents                                     (608,329)           (1,031,867)

Cash and cash equivalents at beginning of the period                                    6,085,026            10,963,565
                                                                                         --------            ----------

Cash and cash equivalents at end of period                                 $            5,476,697             9,931,698
                                                                                      ===========              ========
Supplemental cash flow information:
    Cash paid for interest                                                 $              408,130               465,485
                                                                                         ========               =======
    Cash paid for income taxes                                                                  -                12,314
                                                                                            =====               =======






See accompanying notes to consolidated financial statements.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


(2)     Comprehensive Income

       The Company has adopted FASB Statement No. 130 Reporting Comprehensive Income. The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

       During the quarter, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. The beforetax and aftertax amount, as well as the tax (expense)benefit is presented below:


                                                                              Three Months ended March 31, 1999
                                                                                            Tax
                                                                       Before           (Expense)/           After
                                                                          Tax              Benefit            Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                       $ (111,272)            42,239          (69,033)
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                   2,593)              (984)           1,609
                                                                    -----------           --------         --------
                                                                    $ (108,679)           (41,255)         (67,424)
                                                                    ===========           ========        =========

                                                                             Three Months ended March 31, 1998
                                                                                           Tax
                                                                       Before           (Expense)/           After
                                                                          Tax              Benefit            Tax
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                during period                                         $ 21,131            (8,021)           13,110
           Less: Reclassification adjustment for (gains) losses
                realized in net income                                  (7,588)            2,880            (4,708)
                                                                       --------           -------           ------
                                                                      $ 13,543            (5,141)            8,402
                                                                       ========           =======           ======


                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)      Earnings Per Share

       The Company has adopted FASB Statement No. 128, "Earnings Per Share". This Statement requires the presentation of "basic" earnings per share, which excludes the effect of dilution, and "diluted" earnings per share, which includes the effect of dilution. Earnings per common share amounts for the three months periods ended March 31, 1999 and 1998 are as follows:

                                                                                  Three Months ended March 31, 1999

                                                                      Net Earnings        Common Share       Per Share
                                                                       (Numerator)      (Denominator)         Amount

       Earning per common share                                        $  248,701           1,461,632           $ 0.17
                                                                                                                 =====

       Effects of dilutive stock options                                        -              25,799
                                                                           ------               ------

       Earnings per common share - assuming dilution                   $  248,701            1,487,431          $ 0.17
                                                                          =======            =========            ====

                                                                                   Three Months ended March 31, 1998

                                                                      Net Earnings        Common Share       Per Share
                                                                       (Numerator)      (Denominator)         Amount

       Earning per common share                                        $  195,943           1,460,570           $ 0.13
                                                                                                                  ====

       Effects of dilutive stock options                                        -              12,563
                                                                          -------             --------

       Earnings per common share - assuming dilution                   $  195,943            1,473,133          $ 0.13
                                                                          =======            =========            ====


(4)    Supplemental Financial Data

       Components of other operating expenses of 1% of total interest income and other income for the periods ended March 31, 1999 and 1998 are:

                                                         Three Months Ended
                                                               March 31,
                                                     1999                1998
                                                     ----                ----
          Advertising and marketing            $     7,096               15,310
          Data processing                           41,771               31,085
          Postage and courier                       11,489               11,514
          Printing and supplies                     18,520               17,570
          Professional fees                         21,058               15,400
          Merger costs                              28,406                    -

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                For Each of the Three Months in the Periods Ended
                             March 31, 1999 and 1998


Interim Financial Condition

       Georgia Bancshares, Inc. (the "Company") reported total assets of $84,404,854 as of March 31, 1999, compared to $82,572,113 at December 31, 1998.
The most significant change in the composition of assets was an increase in gross loans from $54,905,247 to $59,997,897. The increase was funded from a reduction in investment securities of $2,363,318. Deposits increased by $1,416,809 (1.97%) from December 31, 1998. As a result of the loan growth, the loan to deposit ratio has increased to 80.80%. The Company's cash and cash equivalents have decreased by $608,329 to $5,476,697 as of March 31, 1999.

Liquidity
       The Company's liquid assets, as a percentage of total deposits was 7.50% at March 31, 1999, compared to 8.50% at December 31, 1998. The Company has approximately $3,650,000 in available unsecured federal fund lines of credit with correspondent banks. In addition, the Company has secured federal funds lines from which it can borrow up to the amount of unpledged investment securities. At March 31, 1999, the Company had unpledged securities totaling approximately $7,800,000. The Company has not advanced on these lines during 1999. Management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurance can be given in this regard.

Capital
       The capital of the Company totaled $7,459,277 as of March 31, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.26% at March 31, 1999, compared to 9.70% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At March 31, 1999, the Bank had a risk-weighted total capital ratio of 12.80%, compared to 12.60% at December 31, 1998, and a Tier I risk-weighted capital ratio of 11.60%, compared to 11.40% at December 31, 1998.

Asset Quality
       Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $385,658, an increase of $126,368 from December 31, 1998. There were no related party loans which were considered nonperforming at March 31, 1999. The composition of the nonperforming assets is presented in the following table:

                                                                                     March 31,        December 31,
                                                                                        1999               1998
     Loans past due over 90 days                                                  $   107,724                  -
     Loans on nonaccrual                                                               99,296             80,652
     Other real estate owned                                                          178,638            178,638
     Other repossessed collateral                                                           -                  -
                                                                                    ---------           --------
             Total nonperforming assets                                           $   385,658            259,290
                                                                                  ===========           =========
       Total nonperforming assets as a percentage of
              total loans (gross) and other real estate                                  .63%               .47%
                                                                                        =====               ====

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                For Each of the Three Months in the Periods Ended
                             March 31, 1999 and 1998


       The allowance for loan losses totaled $794,942 at March 31, 1999, an increase of $54,325 from December 31, 1998. The allowance for loan losses represented 1.34% and 1.37% of total loans at March 31, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

       Allowance for loan losses at December 31, 1998              $ 740,617

            Charge-offs:
            Commercial                                                     -
            Real Estate                                                    -
            Installment                                                7,045
                                                                      -------
              Total                                                    7,045

            Recoveries:
            Commercial                                                   316
            Real Estate                                                    -
            Installment                                                1,054
                                                                       -----
              Total                                                    1,370

       Provision charged to income                                    60,000

       Allowance for loan losses at March 31, 1999                 $ 794,942
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

Investment Securities
       At March 31, 1999, the Bank had $14,837,284 in investment securities available-for-sale . The net unrealized loss on available for sale securities, net of deferred taxes, was $204,315 on March 31, 1999. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

                            GEORGIA BANCSHARES, INC.
                                 AND SUBSIDIARY

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (continued)

                For Each of the Three Months in the Periods Ended
                             March 31, 1999 and 1998


Results of Operations

       Net interest income for the first three months of 1999 was $1,007,949, an increase $199,770 (24.70%) compared to the same period for 1998. Interest income for the first three months of 1999 was $1,695,744, representing an increase of $ 159,146 (10.36%) over the same period in 1998. The growth in interest income was primarily due to increases in loans. Interest expense for the first three months of 1999 decreased $40,624 (5.58%) compared to the same period in 1998. The increase in interest expense was lower than the increase in interest income due to changes in the deposit mix. Approximately $5,000,000 of certificates of deposits had shifted into interest-bearing demand accounts since March 31, 1998.

       Amounts charged to expense related to the allowance for loan losses for the first three months of 1999 decreased $3,000 compared to the same period for 1998. The provision remains almost constant due to the level of growth in loans and management's belief in maintaining a high level of the allowance for loan losses in relationship to total loans.

       Other income for the first three months of 1999 was $118,191, an increase of $3,967 (3.36%) compared to the same period in 1998. The increase in other income is primarily due to income on the sale of loans of $12,624.

       Other expenses for the first three months of 1999 increased $123,297 (21.40%) compared to the first three months in 1998. The majority of the increase was attributed to expenses related to increases in salaries and employee benefits of $59,803 related to merit increases and hiring additional personnel. Other expense items include expenses relating the Company's merger with First Sterling Banks, Inc. of $28,406.

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

The Company completed a conversion to Year 2000 compliant computer systems on October 1, 1998. The Company's third party service providers absorbed the majority of the costs associated with the conversion. We are projecting that complete testing and certification of our systems will be completed by April 30, 1999.

The Company has budgeted approximately $85,000 for Year 2000 expenditures and computer systems replacements and upgrades. To date, the Company has spent approximately $ 67,000 on upgrades and customer awareness documentation and seminars.

The Company has developed a contingency plan for backup systems and business functions should any technical problems be encountered. Specific guidelines have been established in case critical systems or communications interruptions occur. Assignments have been established, as well as step-by-step instructions should any system or process malfunction.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-Holders

        On March 16, 1999, the Company held a Special Meeting of Shareholders to adopt, authorize, approve and ratify the merger agreement which provides for the merger of Georgia Bancshares, Inc. with and into First Sterling Banks, Inc., with First Sterling Banks, Inc, being the surviving corporation resulting from the merger.

        There were 1,036,593 shares in favor to approve the Merger Agreement and 1,500 shares were voted against, out of a total 1,461,632 outstanding shares.

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

        3.1 Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the S-4 Registration Statement.

        3.2       Bylaws  of the Company (incorporated by reference from Exhibit
                  3.2 to the S-4 Registration Statement).

        4 Form of Certificate representing shares of the $1.60 par value common stock of the Company (incorporated by reference from Exhibit 4.1 to the S-4 Registration Statement).

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



                                                 Date: May 14, 1999